Form 10-Q
period 2018-03-31
PermRock Royalty Trust
filed 2018-06-15
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38472

PERMROCK ROYALTY TRUST

(Exact name of registrant as specified in the

Amended and Restated Trust Agreement of PermRock Royalty Trust)

Delaware	82-6725102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Simmons Bank, Trustee P.O. Box 470727 Fort Worth, Texas	76147
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(855) 588-7839

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 15, 2018, 12,165,732 Trust units of beneficial interest in PermRock Royalty Trust were outstanding.

All references to “we,” “us,” “our,” or the “Trust” refer to PermRock Royalty Trust. References to “Boaz Energy” refer to Boaz Energy II, LLC, and where the context requires, its subsidiaries. References to “Net Profits Interest” refer to the Trust’s right to receive 80% of the net profits from the sale of oil and natural gas production from certain properties located in the Permian Basin in Texas, or the “Underlying Properties,” which Boaz Energy conveyed to the Trust.

PART I.  FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PERMROCK ROYALTY TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Receivable from Boaz Energy	$10	$10

TRUST CORPUS
Trust corpus	$10	$10

The accompanying notes are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

NOTES TO STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

1.	Organization of Trust

PermRock Royalty Trust is a Delaware statutory trust formed on November 22, 2017 under the Delaware Statutory Trust Act pursuant to a Trust Agreement (the “Trust Agreement”) among Boaz Energy II, LLC (“Boaz Energy”), as trustor, Simmons Bank, as Trustee (the “Trustee”), and Wilmington Trust, National Association, as Delaware Trustee (the “Delaware Trustee”).

The Trust was created to acquire and hold the Net Profits Interest for the benefit of the Trust unitholders pursuant to an agreement between Boaz Energy, the Trustee and the Delaware Trustee. In connection with the closing of the initial public offering of Trust units, on May 4, 2018 Boaz Energy conveyed the Net Profits Interest to the Trust in exchange for Trust units. The Net Profits Interest represents an interest in the Underlying Properties. See Note 6 for a description of the offering.

The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties. The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale of oil and natural gas production from the Underlying Properties.

The Trustee may deposit funds awaiting distribution in an account with an FDIC-insured or national bank, including the Trustee, if the interest paid to the Trust at least equals amounts paid by the Trustee on similar deposits, and make other short-term investments with the funds distributed to the Trust.

2.	Trust Significant Accounting Policies

a.	Basis of Accounting

The Trust uses the modified cash basis of accounting to report Trust receipts of the Net Profits Interest and payments of expenses incurred. The Net Profits Interest represents the right to receive revenues (oil and natural gas sales), less direct operating expenses (lease operating expenses and severance and ad valorem taxes) and development expenses of the Underlying Properties plus any payments made or net of payments received in connection with the settlement of certain hedge contracts, multiplied by 80%. Cash distributions of the Trust are made based on the amount of cash received by the Trust pursuant to terms of the conveyance creating the Net Profits Interest.

The financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust’s assets, liabilities, Trust corpus, earnings and distributions as follows:

•	Income from the Net Profits Interest is recorded when distributions are received by the Trust;

•	Distributions to Trust unitholders are recorded when declared by the Trust;

•	Trust general and administrative expenses (which includes the Trustee’s fees as well as accounting, engineering, legal, tax advisory and other professional fees) are recorded when paid;

•	Cash reserves for Trust expenses may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under accounting principles generally accepted in the United States of America (“GAAP”);

•	Amortization of the investment in Net Profits Interest is calculated on a unit-of-production basis and is charged directly to Trust corpus, and such amortization does not affect cash earnings of the Trust; and

•	The Trust’s investment in the Net Profits Interest is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost basis and, if an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.

The financial statements of the Trust are prepared on a modified cash basis of accounting, which is considered to be the most meaningful basis of preparation for a royalty trust because monthly distributions to the Trust unitholders are based on net cash receipts. Although this basis of accounting is permitted for royalty trusts by the U.S. Securities and Exchange Commission (“SEC”), the financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the month of production, expenses are not recognized when incurred and cash reserves may be established for certain contingencies that would not be recorded in GAAP financial statements. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

b.	Interim Financial Statements.

The accompanying unaudited financial statements have been prepared by the Trust in accordance with the accounting policies stated in the audited financial statements and notes of the Trust thereto included in the final prospectus filed with the SEC by the Trust pursuant to Rule 424(b) under the Securities Act on May 3, 2018 (the “Prospectus”) and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements.

c.	Use of Estimates

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d.	Risks and Uncertainties.

The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depends on numerous factors beyond the Trust’s control such as economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile, and may be subject to significant fluctuations in the future.

3.	Income Taxes

Tax counsel to the Trust advised the Trust at the time of formation that for U.S. federal income tax purposes, the Trust will be treated as a grantor trust and will not be subject to federal income tax at the trust level. Trust unitholders will be treated for such purposes as owning a direct interest in the assets of the Trust, and each Trust unitholder will be taxed directly on its pro rata share of the income and any gain, if sold, attributable to the assets of the Trust and will be entitled to claim its pro rata share of deductions and expenses attributable to the assets of the Trust.

4.	Cash Reserves

Pursuant to the amended and restated Trust Agreement, dated as of May 4, 2018, by and among Boaz Energy, the Trustee and the Delaware Trustee (the “Trust Agreement”), the Trustee is authorized to retain cash from the distributions the Trust receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due, however until May 31, 2019, the Trustee shall not retain any cash from monthly distributions pursuant to this clause and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust. Commencing May 31, 2019 and continuing until the reserve described in clause (i) equals or exceeds $1.0 million, the Trustee shall retain cash from distributions in such amount as the Trustee determines but not less than $25,000 per month or more than $100,000 per month and, at such time as such reserve equals or exceeds $1.0 million, the Trustee on behalf of the Trust shall promptly release the letter of credit.

5.	Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee and Delaware Trustee of $185,000 and $4,000 per year, respectively. The annual administrative fee of the Trustee will increase at a rate of 3% per year for the first three years of the Trust’s existence, increase at a rate of 2% per year for the following two years, then increase at a rate of 1% per year until the 20th anniversary of the Trust’s formation and will remain flat thereafter. These costs of the Trust will be deducted by the Trust before distributions are made to Trust unitholders. The Trust will also incur legal, accounting, tax, advisory, engineering and printing costs and other administrative and out-of-pocket expenses that are deducted by the Trust before distributions are made to Trust unitholders. The Trust will also be responsible for paying other expenses incurred as a result of being a publicly traded entity, including costs associated with annual, quarterly and monthly reports to Trust unitholders, Form 1099 preparation and distribution, NYSE listing fees, independent auditor fees and registrar and transfer agent fees.

Agreements with Boaz Energy. The Trust entered into a registration rights agreement with Boaz Energy in May 2018. See Note 6 for a description of this agreement.

6.	Subsequent Events

Public Offering of Common Units. Pursuant to an initial public offering in May 2018, Boaz Energy completed an initial public offering of 6,250,000 of its Trust units for net proceeds, after payment of underwriting discounts and commissions, of approximately $99.6 million. Boaz Energy received all net proceeds derived from the offering. Upon completion of the offering, Boaz Energy owned 5,915,732 Trust units and there were 12,165,732 Trust units issued and outstanding.

The Trust will make monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and any cash reserves, to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date. The Trust’s first distribution related to sales from production from January and February of 2018 and production expenses for the months of January, February and a portion of March of 2018. Subsequent distributions will relate to sales from a one-month period.

Description of the Net Profits Interest. The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale of oil and natural gas production from the Underlying Properties. The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties.

Registration Rights Agreement. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy.

Distribution to Unitholders. On May 4, 2018, the Trust declared a cash distribution of $0.350906 per Trust unit based principally upon production during the months of January and February 2018 for record holders as of May 15, 2018. The distribution was paid on May 30, 2018 and the following table shows underlying oil and gas sales and average prices attributable to the distribution declared on May 4, 2018:

	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
January	61,542	52,374	$61.57	$4.28
February	50,237	55,690	$60.16	$4.04

On May 18, 2018, the Trust declared a cash distribution of $0.165942 per Trust unit based principally upon production during the month of March 2018 for record holders as of May 31, 2018. The distribution was paid on or about June 14, 2018, and the following table shows underlying oil and gas sales and average prices attributable to the distribution declared on May 18, 2018:

	Underlying Sales
	Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
March	54,962	60,416	$59.64	$3.78

Capital expenditures included in the distribution declared on May 18, 2018 totaled $163,578.

ITEM 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the Trust’s unaudited financial statements and the accompanying notes included in this Quarterly Report, the Trust’s audited financial statement and the accompanying notes included in the final prospectus filed with the SEC by the Trust pursuant to Rule 424(b) under the Securities Act on May 3, 2018 (the “Prospectus”) and the “Discussion and Analysis of Results of Operations of the Underlying Properties” contained in the Prospectus.

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking statements” about the Trust and Boaz Energy that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” regarding projected distributions to unitholders and the financial position, business strategy, production, reserve growth and other plans and objectives for the future operations of Boaz Energy and the Trust are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected.

When used in this Quarterly Report the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Quarterly Report, could affect the future results of the energy industry in general, and Boaz Energy and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	the effect of changes in commodity prices;

•	the reserves of the Underlying Properties;

•	risks associated with the drilling and operation of oil and natural gas wells;

•	the amount of future direct operating expenses and development expenses;

•	risks associated with Boaz Energy and its ability to transfer operation of the Underlying Properties to third parties without the approval of Trust unitholders;

•	the effect of existing and future laws and regulatory actions;

•	the impact of derivative instruments;

•	conditions in the capital markets;

•	competition from others in the energy industry;

•	uncertainty in whether development projects will be pursued;

•	uncertainty of estimates of oil and natural gas reserves and production;

•	the cost of developing the Underlying Properties; and

•	the cost of inflation.

You should not place undue reliance on any forward-looking statements. The Trust does not undertake any obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, unless the securities laws require it to do so.

This Quarterly Report describes other important factors that could cause actual results to differ materially from expectations of Boaz Energy and the Trust, including under the heading “Risk Factors.” All written and oral forward-looking statements attributable to Boaz Energy, the Trust, or persons acting on behalf of Boaz Energy or the Trust are expressly qualified in their entirety by such factors.

Overview

The Trust is a statutory Trust created under the Delaware Statutory Trust Act on November 22, 2017. The affairs of the Trust are managed by Simmons Bank, as Trustee. Boaz Energy has no ability to manage the operations of the Trust. In addition, Wilmington Trust, National Association is the Delaware Trustee of the Trust. The Delaware Trustee has only minimal rights and duties as are necessary to satisfy the requirements of the Delaware Statutory Trust Act. The Trust’s purpose is to own the Net Profits Interest, to distribute to the Trust unitholders cash that the Trust receives in respect of the Net Profits Interest and to perform certain administrative functions in respect of the Net Profits Interest and the Trust units. Other than the foregoing activities, the Trust does not conduct any operations or activities. The Trust derives all or substantially all of its income and cash flow from the Net Profits Interest. For U.S. federal income tax purposes, the Trust is treated as a grantor Trust and not as an unincorporated business entity.

Although the Trust was formed on November 22, 2017, the conveyance of the Net Profits Interest did not occur until May 4, 2018, with an effective date of January 1, 2018, and no proceeds were received from Boaz Energy during the three-month period ended March 31, 2018. As a result, the Trust did not recognize any income or make any distributions during the three-month period ended March 31, 2018.

Initial Public Offering. In May 2018, the Trust completed an initial public offering of 6,250,000 Trust units for net proceeds, after payment of underwriting discounts and commissions, of approximately $99.6 million. Boaz Energy received all net proceeds derived from the offering. Upon completion of the offering, Boaz Energy owned 5,915,732 Trust units and there were 12,165,732 Trust units issued and outstanding.

Properties. The Underlying Properties consist of four operating areas in the Permian Basin in Texas. The Permian Clearfork area consists of 2,434 net acres on the Central Basin Platform of the Permian Basin in Hockley and Terry Counties, Texas. The Permian Abo area consists of 1,667 net acres on the Central Basin Platform of the Permian Basin in Terry and Cochran Counties, Texas. The Permian Shelf area consists of 14,727 net acres on the Eastern Shelf of the Permian Basin in Glasscock, Schleicher, Stonewall and Coke Counties, Texas. The Permian Platform area consists of 4,249 net acres on the Central Basin Platform of the Permian Basin in Ward, Crane, Terry and Ector Counties, Texas.

The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale of oil and natural gas production from the Underlying Properties. The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties.

Distributions. The Trust makes monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and any cash reserves, to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date. Actual cash distributions to the Trust unitholders will fluctuate monthly based on several factors including:

•	the volume of oil and natural gas produced and sold attributable to the Underlying Properties;

•	oil and natural gas sales prices;

•	the payments made or received by Boaz Energy after March 31, 2018 pursuant to the derivative contracts;

•	direct operating expenses;

•	the amount of development expenditures made after March 31, 2018; and

•	general and administrative expenses of the Trust.

A non-U.S. Trust unitholder may be subject to federal withholding tax on his share of gross royalty income from the Net Profits Interest. Such income will be subject to U.S. federal withholding tax at a 30% rate unless the non-U.S. Trust unitholder is eligible for a lower rate under an applicable income tax treaty or the income is effectively connected with the non-U.S. Trust unitholder’s conduct of a trade or business in the United States, and in either case, the non-U.S. Trust unitholder provides appropriate certification. A non-U.S. Trust unitholder generally can meet the certification requirement by providing an IRS Form W-8BEN or W-8BEN-E (in the case of a claim of treaty benefits) or a W-8 ECI (with respect to the non-U.S. Trust unitholder’s conduct of a U.S. trade or business) to the applicable withholding agent.

If a non-U.S. Trust unitholder is engaged in a trade or business in the United States, and if payments with respect to or gain realized on a sale or other disposition of a Trust unit are effectively connected with the conduct of this trade or business, the non-U.S. Trust unitholder, although exempt from U.S. withholding tax (if the appropriate certification is furnished), will generally be taxed in the same manner as a U.S. Trust unitholder (see “Federal Income Tax Considerations— Tax Consequences to U.S. Trust Unitholders” in the Prospectus). Any such non-U.S. Trust unitholder should consult its own tax advisers with respect to other tax consequences of the ownership of the Trust units, including the possible imposition of a 30% branch profits tax in the case of a non-U.S. Trust unitholder that is classified for federal income tax purposes as a corporation.

The Trust will dissolve upon the earliest to occur of the following: (i) the Trust, upon the approval of the holders of at least 75% of the outstanding units, sells the Net Profits Interest, (ii) the annual cash available for distribution to the Trust is less than $2 million for each of any two consecutive years, (iii) the holders of at least 75% of the outstanding Trust units vote in favor of dissolution or (iv) the Trust is judicially dissolved.

Results of Trusts Operations

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest. The Trust did not receive or disburse any net profits income during the three-month period ended March 31, 2018. See “Liquidity and Capital Resources – Distributions Declared After Quarter End” below for a discussion of the Trust’s first distribution to unitholders declared on May 4, 2018 and second distribution to unitholders declared on May 18, 2018. Future reports will include a table detailing the net profits income received by the Trust for the applicable reporting period.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity and capital are cash flow generated from the Net Profits Interest and borrowings, if any, to fund administrative expenses. The Trust’s primary uses of cash are distributions to Trust unitholders, payment of Trust administrative expenses, including, if applicable, any reserves established by the Trustee for future liabilities.

Administrative expenses include the Trustee and Delaware Trustee fees, accounting, engineering, legal, tax advisory and other professional fees and other fees and expenses applicable to public companies. The Trust will also be responsible for paying other expenses incurred as a result of being a publicly traded entity, including costs associated with annual, quarterly and monthly reports to Trust unitholders, Form 1099 preparation and distribution, NYSE listing fees, independent auditor fees and registrar and transfer agent fees. If the Trustee determines that cash on hand and cash to be received in respect of the Net Profits Interest are, or will be, insufficient to cover the Trust’s liabilities and expenses, the Trustee may cause the Trust to borrow funds to pay liabilities of the Trust. If the Trustee causes the Trust to borrow funds, or if the Trustee draws on the letter of credit being provided by Boaz Energy and described under “Description of the Trust Agreement — Fees and Expense of the Trust” in the Prospectus, the Trust unitholders will not receive distributions until the borrowed funds or the amount drawn, as applicable, are repaid.

Distributions Declared After Quarter End. On May 4, 2018, the Trust declared a cash distribution of $0.350906 per Trust unit based principally upon production during the months of January and February 2018 for record holders as of May 15, 2018. The distribution was paid on May 30, 2018 and the following table shows underlying oil and gas sales and average prices attributable to the May 4, 2018 distribution:

	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
January	61,542	52,374	$61.57	$4.28
February	50,237	55,690	$60.16	$4.04

On May 18, 2018, the Trust declared a cash distribution of $0.165942 per Trust unit based principally upon production during the month of March 2018 for record holders as of May 31, 2018. The distribution was paid on or about June 14, 2018, and the following table shows underlying oil and gas sales and average prices attributable to the May 18 distribution:

	Underlying Sales
	Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
March	54,962	60,416	$59.64	$3.78

Capital expenditures included in the distribution declared on May 18, 2018 totaled $163,578.

Critical Accounting Policies and Estimates

Refer to Note 2 to the unaudited financial statements contained in Part I, Item I of this Quarterly Report and the audited financial statements of the Trust and notes thereto included in the Prospectus for a description of the Trust’s accounting policies and use of estimates.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk. Because the Trust’s primary asset and source of income is the Net Profits Interest, which generally entitles the Trust to receive a portion of the net proceeds from sales of oil and natural gas production from the Underlying Properties, the Trust’s most significant market risk relates to the prices received for oil and natural gas production. Realized pricing is primarily driven by the spot market prices applicable to its oil production and the prevailing price for natural gas. Pricing for oil and natural gas production has been volatile and unpredictable for several years, and Boaz Energy expects this volatility to continue in the future. The prices it receives for oil and natural gas production depend on many factors outside of its control.

To mitigate the negative effects of a possible decline in oil prices on distributable income to the Trust, Boaz Energy entered into derivative put option contracts with respect to approximately 100% of expected oil production attributable to the Net Profits Interest during the remainder of 2018 and 76% of such production during 2019. These derivative contracts consist of put option contracts with strike prices of $60 per barrel in 2018 and $50 per barrel in 2019. Boaz Energy believes that these put option contracts will provide downside protection to the Trust in the event spot prices for crude oil decline below the applicable strike price, while still allowing the Trust to benefit from increasing crude oil prices. After December 31, 2019, none of the production attributable to the Underlying Properties will be hedged.

ITEM 4.	Controls and Procedures

The Trustee conducted an evaluation of the Trust’s disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Exchange Act, designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust were effective as of March 31, 2018. In its evaluation of disclosure controls and procedures, the Trustee relied, to the extent considered reasonable, on information provided by Boaz Energy.

Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of (i) the Trust Agreement and (ii) the Net Profits Interest conveyance, the Trustee’s disclosure controls and procedures related to the Trust necessarily rely on (A) information provided by Boaz Energy, including information relating to results of operations, the costs and revenues attributable to the Trust’s interests under the conveyance and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the Underlying Properties and the Net Profits Interest, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers.

During the quarter ended March 31, 2018, the Trustee established its policies and procedures relating to internal control over financial reporting relating to the Trust. Except for the establishment of these policies and procedures, there were no changes in the Trustee’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Boaz Energy.

PART II.  OTHER INFORMATION

ITEM 1A.	Risk Factors

Risks Inherent in the Underlying Properties

Oil and natural gas prices are volatile, and lower oil and natural gas prices could reduce proceeds to the Trust and cash distributions to Trust unitholders.

The Trust’s reserves and monthly cash distributions are highly dependent upon the prices realized from the sale of oil and natural gas. Oil and natural gas are commodities, and their prices can be volatile and fluctuate widely in response to market uncertainty and relatively minor changes in the supply of and demand for oil and natural gas. For example, since 2014, the NYMEX WTI spot price for oil has declined from a high of $107.95 per Bbl in June 2014 to a low of $26.19 per Bbl in February 2016, with prices as of April 9, 2018 at $63.40 per Bbl, and the NYMEX Henry Hub spot price for natural gas has declined from a high of $8.15 per MMBtu in February 2014 to a low of $1.49 per MMBtu in March 2016, with prices as of April 9, 2018 at $2.78 per MMBtu. During 2017, oil prices generally remained within a range of $43.00 to $58.00 per barrel, with prices trending toward the higher end of that range during the last quarter of 2017.

The market for oil and natural gas will likely continue to be volatile in the future due to numerous factors beyond the control of the Trust and Boaz Energy, including, among others:

•	worldwide and regional economic conditions impacting the global supply of and demand for oil and natural gas;

•	the price and quantity of foreign imports and U.S. exports of oil and natural gas;

•	political and economic conditions in or affecting other oil and natural gas producing regions or countries;

•	expectations about future prices of, or the supply of and demand for oil and natural gas;

•	seasonal energy consumption trends, weather conditions and other natural disasters;

•	the volatility and uncertainty of regional pricing differentials, particularly prevailing prices on local price indexes in the Permian Basin;

•	technological advances affecting energy consumption, energy storage and energy supply;

•	the price and availability of alternative fuels;

•	the proximity, capacity, cost and availability of gathering and transportation facilities;

•	U.S. federal, state and local governmental regulation and taxation;

•	energy conservation and environmental measures; and

•	acts of force majeure.

Lower prices of oil and natural gas will reduce profits to which the Trust is entitled and may ultimately reduce the amount of oil and natural gas that is economic to produce from the Underlying Properties. As a result, Boaz Energy or any third-party operator of the Underlying Properties could determine during periods of low commodity prices to shut in or curtail production from wells on the Underlying Properties or plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, an operator may abandon any well or property if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities. This could result in termination of the Net Profits Interest relating to the abandoned well or property.

The Underlying Properties are sensitive to decreasing commodity prices. The commodity price sensitivity is due to a variety of factors that vary from well to well, including the costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the expenses of certain wells to exceed the well’s revenue. If this scenario were to occur, Boaz Energy or any third-party operator may decide to shut-in the well or plug and abandon the well. This could reduce future cash distributions to Trust unitholders.

Boaz Energy has entered into derivative put option contracts with respect to approximately 100% of expected oil production attributable to the Net Profits Interest, based on the reserve report, during the remainder of 2018 and 76% of such production during 2019. Boaz Energy believes that these put option contracts will provide downside protection to the Trust in the event spot prices for crude oil decline below the applicable strike price, while still allowing the Trust to benefit from increasing crude oil prices. Boaz Energy has not entered into any derivative contracts relating to oil and natural gas volumes expected to be produced after December 31, 2019, and the terms of the conveyance of the Net Profits Interest prohibit Boaz Energy from entering into new hedging arrangements burdening the Trust or the Underlying Properties. As a result, the amount of the cash distributions will be subject to a greater fluctuation after December 31, 2019 due to changes in oil and natural gas prices. For a discussion of the derivative contracts, please read “The Underlying Properties — Derivative Arrangements” in the Prospectus.

The reserves attributable to the Underlying Properties are depleting assets and production from those reserves will diminish over the long term. Furthermore, the Trust is precluded from acquiring other oil and natural gas properties or net profits interests to replace the depleting assets and production. Therefore, proceeds to the Trust and cash distributions to Trust unitholders will decrease over time.

The profits payable to the Trust attributable to the Net Profits Interest are derived from the sale of production of oil and natural gas from the Underlying Properties. The reserves attributable to the Underlying Properties are depleting assets, which means that the reserves and the quantity of oil and natural gas produced from the Underlying Properties will decline over time. Based on the estimated production and operating expenses in the reserve report of the Underlying Properties, the oil and natural gas production from proved reserves attributable to the Underlying Properties is projected to increase through 2022 and decline thereafter. Actual decline rates may vary from the projected decline rate. In the event expected future development is not pursued, the proved developed decline rate will likely exceed 7.8% per year through December 31, 2022.

Future maintenance projects on the Underlying Properties may affect the quantity of proved reserves that can be economically produced from wells on the Underlying Properties. The timing and size of these projects will depend on, among other factors, the market prices of oil and natural gas. Boaz Energy is not under contractual obligation to develop or otherwise pay development expenses on the Underlying Properties in the future. Furthermore, with respect to properties for which Boaz Energy is not designated as the operator, Boaz Energy will have limited control over the timing or amount of those development expenses. Boaz Energy also has the right to non-consent and not participate in the development expenses on properties for which it is not the operator, in which case Boaz Energy and the Trust will not receive the production resulting from such development expenses until after payout occurs pursuant to the applicable joint operating agreement. If Boaz Energy or any third-party operator does not implement maintenance projects when warranted, the future rate of production decline of proved reserves may be higher than the rate currently expected by Boaz Energy or estimated in the reserve report.

The Trust Agreement provides that the Trust’s activities will be limited to owning the Net Profits Interest and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyance related to the Net Profits Interest. As a result, the Trust will not be permitted to acquire other oil and natural gas properties or net profits interests to replace the depleting assets and production attributable to the Net Profits Interest.

Because the net profits payable to the Trust are derived from the sale of depleting assets, the portion of the distributions to Trust unitholders attributable to depletion may be considered to have the effect of a return of capital as opposed to a return on investment. Eventually, the Underlying Properties burdened by the Net Profits Interest may cease to produce in commercially paying quantities and the Trust may, therefore, cease to receive any distributions of net profits therefrom.

The amount of monthly cash distributions to Trust unitholders, if any, may vary significantly and will be dependent on the net profits available from the production of the Underlying Properties. The Trust is not expected to consistently maintain or increase distributions over time, and it is possible that no distribution may be made with respect to any particular month.

The Trust’s revenues will be highly dependent on oil and natural gas prices, which are volatile and the Trust indirectly bears an 80% share of all costs and expenses related to the Underlying Properties, and such expenses may be volatile. As a result, the cash received by the Trust and distributed to Trust unitholders may be unstable. The amount of cash distributed to Trust unitholders will be subject to a variety of factors, including the price at which oil and natural gas produced from the Underlying Properties is sold. The volatility of these prices is due to factors beyond the control of the Trust and Boaz Energy and greatly affects Boaz Energy’s business, financial condition, results of operations and, as a result, cash available for distribution. The Trust is not expected to consistently maintain or increase distributions over time. Because the monthly distributions will correlate with the net profits generated each month after payment of costs and expenses related to the Underlying Properties (including direct operating expenses and development expenses), future monthly distributions paid to the Trust unitholders will vary significantly from month to month and may be zero in any given month. Please read “Pro Forma and Projected Cash Available for Distribution by the Trust — Projected Cash Distributions” in the Prospectus.

Estimates of future cash distributions to Trust unitholders are based on assumptions that are inherently subjective.

The projected cash distributions to Trust unitholders for the twelve months ending April 30, 2019 contained in the Prospectus are based on Boaz Energy’s assumptions and calculations, and Boaz Energy has not received an opinion or report on such projections from any independent accountants or engineers. Such projections are based on numerous assumptions about drilling, production, oil and natural gas prices, hedging activities, development expenses, and other matters that are inherently uncertain and are subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those estimated. In particular, these estimates assume that crude oil and natural gas production is sold at hypothetical prices that remain constant at $61.46 per Bbl for crude oil and $2.90 per Mcf for natural gas. These prices were calculated by averaging actual spot prices for January and February of 2018 and NYMEX futures strip prices as of March 16, 2018 for the months of March 2018 through January 2019. However, actual sales prices for the months of March 2018 through January 2019 may be significantly lower. Additionally, these estimates assume the Underlying Properties will achieve the production volumes set forth in the reserve reports; however, actual production volumes may be significantly lower. If prices or production are lower than expected, the amount of cash available for distribution to Trust unitholders would be reduced.

Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units.

The value of the Trust units and the amount of future cash distributions to the Trust unitholders will depend upon, among other things, the accuracy of the reserves and future production estimated to be attributable to the Trust’s interest in the Underlying Properties. Please read “The Underlying Properties — Oil and Natural Gas Data” in the Prospectus for a discussion of the method of allocating proved reserves to the Underlying Properties and the Net Profits Interest. It is not possible to measure underground accumulations of oil and natural gas in an exact way, and estimating reserves is inherently uncertain. Ultimately, actual production and revenues for the Underlying Properties could vary both positively and negatively and in material amounts from the estimates contained in the reserve reports. Furthermore, direct operating expenses and development expenses relating to the Underlying Properties could be substantially higher than current estimates. Petroleum engineers are required to make subjective estimates of underground accumulations of oil and natural gas based on factors and assumptions that include:

•	historical production from the area compared with production rates from other producing areas;

•	oil and natural gas prices, production levels, Btu content, production expenses, transportation costs, severance and other taxes and development expenses; and

•	the assumed effect of expected governmental regulation and future tax rates.

Changes in these assumptions and amounts of actual direct operating expenses and development expenses could materially decrease reserve estimates. In addition, the quantities of recovered reserves attributable to the Underlying Properties may decrease in the future as a result of future decreases in the price of oil or natural gas.

While Boaz Energy anticipates approximately $25.6 million in capital expenditures for development projects through December 31, 2022, of which the Net Profits Interest will bear its proportionate share, Boaz Energy is not obligated to pursue such development projects, and Boaz Energy may elect not to invest additional capital in the Underlying Properties in the future. Even if Boaz Energy were to undertake additional development projects, developing oil and natural gas wells and producing oil and natural gas are costly and high-risk activities with many uncertainties that could adversely affect future production from the Underlying Properties. Any delays, reductions or cancellations in development and producing activities could decrease revenues that are available for distribution to Trust unitholders.

Recovery of proved undeveloped reserves and the development of proved developed non-producing reserves requires capital expenditures and successful drilling operations by Boaz Energy and other third-party operators of the Underlying Properties. The reserve data included in the reserve report of Boaz Energy’s independent petroleum engineer assumes that capital expenditures of $25.6 million will be made to develop such reserves through December 31, 2022, with additional capital expenditures required thereafter. The Net Profits Interest bears its proportionate share of these capital expenditures. Boaz Energy anticipates that, through December 31, 2022, continued development of the Underlying Properties will require the investment of approximately 15.7% of anticipated cash flows generated by the Underlying Properties; however, these amounts are estimates and actual costs may substantially exceed such estimates. Moreover, the development of such reserves may take longer and may require higher levels of capital expenditures than Boaz Energy anticipates. Delays in the development of the reserves, increases in drilling and development costs (including expenses related to secondary and tertiary recovery techniques) of such reserves or decreases or continued volatility in commodity prices will reduce the future net revenues of the estimated proved undeveloped reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could force Boaz Energy to reclassify certain of the proved reserves as unproved reserves.

In addition, the process of developing oil and natural gas wells and producing oil and natural gas on the Underlying Properties is subject to numerous risks beyond Boaz Energy’s control, including risks that could delay Boaz Energy’s or any third-party operators’ current drilling or production schedule and the risk that drilling will not result in commercially viable oil or natural gas production. The ability of the operators to carry out operations or to finance planned development expenses could be materially and adversely affected by any factor that may curtail, delay, reduce or cancel development and production, including:

•	delays imposed by or resulting from compliance with environmental and other governmental or regulatory requirements, including permitting requirements, limitations on or resulting from wastewater discharge and disposal of exploration and production wastes, including, subsurface injections, as well as additional regulation with respect to greenhouse gas emissions;

•	pressure or irregularities in geological formations;

•	lack of available gathering facilities or delays in construction of gathering facilities;

•	lack of available capacity on interconnecting transmission pipelines;

•	equipment failures or accidents;

•	failure of secondary recovery operations to perform as expected;

•	unexpected operational events and drilling conditions;

•	declines in oil or natural gas prices;

•	limitations in the market for oil or natural gas;

•	pipe or cement failures;

•	casing collapses;

•	lost or damaged drilling and service tools;

•	loss of drilling fluid circulation;

•	uncontrollable flows of oil and natural gas, water or drilling fluids;

•	fires and natural disasters;

•	environmental hazards, such as oil and natural gas leaks, pipeline and tank ruptures, encountering naturally occurring radioactive materials, and unauthorized discharges of brine, well stimulation and completion fluids, toxic gases or other pollutants into the surface and subsurface environment;

•	adverse weather conditions, such as drought, floods, blizzards, tornados and ice storms; and

•	title problems or legal disputes regarding leasehold rights.

In the event that planned operations, including drilling of development wells, are delayed or cancelled, or existing wells or development wells have lower than anticipated production due to one or more of the factors above or for any other reason, estimated future distributions to Trust unitholders may be reduced. In the event an operator incurs increased costs due to one or more of the above factors or for any other reason and is not able to recover such costs from insurance, the estimated future distributions to Trust unitholders may be reduced.

A significant portion of the reserves associated with and production from the Underlying Properties will be influenced by the success of secondary recovery techniques. There are uncertainties associated with such techniques and, if these recovery methods do not result in expected production levels, net profits available for distribution to Trust unitholders could be less than expected.

Boaz Energy anticipates that a significant portion of the future production from the Underlying Properties will be associated with secondary recovery projects that are in the early or intermediate stage of implementation. As a result, there can be no assurance that these operations will perform as expected or consistently with the analogous secondary recovery operations used by Boaz Energy in establishing its reserve and production estimates. As secondary recovery techniques such as waterflooding are used, the amount of oil recovered is expected to first increase as a result of such techniques and then will begin to decline over the long term. Risks associated with secondary recovery techniques include, but are not limited to, the following:

•	higher than projected operating costs;

•	lower-than-expected production;

•	longer response times;

•	unusual or unexpected geological formations;

•	fluctuations in oil and natural gas prices;

•	regulatory changes;

•	shortages of equipment; and

•	lack of technical expertise.

If these secondary recovery operations do not result in achieving projected production, then the reserves associated with the Underlying Properties may be less than expected.

The standardized measure of the estimated proved oil and natural gas reserves attributable to the Trust’s interest in the Underlying Properties and the associated PV-10 calculation are not necessarily the same as the current market value of those estimated reserves.

The present value of future net cash flow from the proved reserves attributable to the Trust’s interest in the Underlying Properties, or standardized measure, and the related PV-10 calculation, may not represent the current market value of the Trust’s interest in the estimated proved oil and natural gas reserves of the Underlying Properties. In accordance with SEC requirements, we base the estimated discounted future net cash flow from estimated proved reserves on the 12-month average oil index prices, calculated as the unweighted arithmetic average for the first-day-of-the-month price for each month and costs in effect as of the date of the estimate, holding the prices and costs constant throughout the life of the properties. Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than current estimates. In addition, the 10% discount factor we use when calculating discounted future net cash flow for reporting requirements in compliance with the Financial Accounting Standard Board Codification 932, “Extractive Activities-Oil and Gas,” may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Trust or the oil and natural gas industry in general.

The Trust is passive in nature and neither the Trust nor the Trust unitholders will have any ability to influence Boaz Energy or control the operation or development of the Underlying Properties.

The Trust units are a passive investment that entitle the Trust unitholder to only receive cash distributions from the Net Profits Interest being conveyed to the Trust. Trust unitholders have no voting rights with respect to Boaz Energy and, therefore, will have no managerial, contractual or other ability to influence Boaz Energy’s activities or the operations of the Underlying Properties. Boaz Energy operated approximately 93% of the production from the Underlying Properties as of December 31, 2017 and is generally responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect such properties. Accordingly, Boaz Energy may take actions that are in its own interest that may be different from the interests of the Trust.

The derivative activities related to production from the Underlying Properties may not adequately protect the Trust from fluctuations in oil prices.

To achieve more predictable cash flows and reduce exposure to adverse fluctuations in the prices of oil through December 31, 2018, Boaz Energy has entered into derivative put option contracts with respect to approximately 100% of expected oil production attributable to the Net Profits Interest, based on the reserve report, during the remainder of 2018 and 76% of such production during 2019. Even so, revenues from the Underlying Properties may fluctuate significantly as a result of the factors described below. In addition, Boaz Energy has not entered into any derivative contracts relating to oil and natural gas volumes expected to be produced after December 31, 2019.

Derivative instruments can also result in exposure to the risk of financial loss in some circumstances, including when:

•	production is less than the volume covered by the derivative instruments;

•	the counterparty to the derivative instrument defaults on its contractual obligations;

•	there is an increase in the differential between the underlying price in the derivative instrument and actual prices received; or

•	there are issues with regard to legal enforceability of such instruments.

The use of derivatives may, in some cases, require the posting of cash collateral with counterparties. If commodity prices or interest rates change in a manner adverse to Boaz Energy, cash otherwise available for distributions to Trust unitholders would be reduced to the extent of such collateral requirements.

Derivative contracts also result in exposure to risk of financial loss if a counterparty fails to perform under a contract. Payments from derivative contract counterparties to Boaz Energy are intended to offset costs and thus have the effect of providing additional cash to the Trust during periods of lower crude oil prices. In the event that any of the counterparties to the derivative contracts default on their obligations to make payments to Boaz Energy under the derivative contracts, the cash distributions to the Trust unitholders could be materially reduced. Boaz Energy does not have any security interest from its hedge counterparties against which it could recover in the event of a default by any such counterparty.

The amount of cash available for distribution by the Trust is reduced by the amount of any costs and expenses related to the Underlying Properties and other costs and expenses incurred by the Trust.

The Trust indirectly bears an 80% share of all costs and expenses related to the Underlying Properties, such as direct operating expenses and development expenses (including waterflood expenses), which will reduce the amount of cash received by the Trust and distributed to Trust unitholders. Historical costs may not be indicative of future costs, and higher costs and expenses related to the Underlying Properties will directly decrease the amount of cash received by the Trust in respect of its Net Profits Interest. Please read “The Underlying Properties — Historical and Unaudited Pro Forma Combined Financial and Operating Data of the Underlying Properties” in the Prospectus. For example, Boaz Energy currently anticipates making annual development expenditures ranging from approximately $0.6 million to $8.1 million annually, and aggregating $25.6 million, during the period ended December 31, 2022 and may in the future propose additional drilling, secondary recovery or other projects that significantly increase the capital expenditures associated with the Underlying Properties. While Boaz Energy is under no obligation to make such expenditures and the amount of such expenditures could vary substantially, any such expenditures would reduce cash available for distribution by the Trust. In addition, cash available for distribution by the Trust will be further reduced by the Trust’s general and administrative expenses, which are expected to be approximately $750,000 on an annualized basis for the twelve months ending April 30, 2019. For details about the Trust’s general and administrative expenses, please read “Description of the Trust Agreement — Fees and Expenses of the Trust” in the Prospectus.

If direct operating expenses and development expenses on the Underlying Properties together with the other costs exceed gross profits of production from the Underlying Properties, the Trust will not receive net profits from those properties until future gross profits from production exceed the total of the excess costs, plus accrued interest at the prime rate. If the Trust does not receive net profits pursuant to the Net Profits Interest, or if such net profits are reduced, the Trust will not be able to distribute cash to the Trust unitholders, or such cash distributions will be reduced, respectively. Development activities may not generate sufficient additional revenue to repay the costs.

In addition, the Trust is required to pay routine administrative expenses, such as the Trustee’s fees, accounting, engineering, legal, tax advisory and other professional fees and other fees and expenses applicable to public companies. The Trust is also be responsible for paying other expenses incurred as a result of being a publicly traded entity, including costs associated with annual, quarterly and monthly reports to Trust unitholders, Form 1099 preparation and distribution, NYSE listing fees, independent auditor fees and registrar and transfer agent fees. If the Trustee determines that cash on hand and cash to be received in respect of the Net Profits Interest are, or will be, insufficient to cover the Trust’s liabilities and expenses, the Trustee may cause the Trust to borrow funds to pay liabilities of the Trust. If the Trustee causes the Trust to borrow funds, or if the Trustee draws on the letter of credit being provided by Boaz Energy (as described in “Description of the Trust Agreement — Fees and Expense of the Trust” in the Prospectus), the Trust unitholders will not receive distributions until the borrowed funds or the amount drawn, as applicable, are repaid.

Boaz Energy has identified a material weakness in its internal control over financial reporting; failure to achieve and maintain effective internal control over financial reporting could have a material adverse effect on Boaz Energy’s business.

Boaz Energy has identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Boaz Energy did not maintain a sufficient complement of accounting personnel to allow for a detailed review that would identify errors in a timely manner, which has resulted in a material weakness. The material weakness identified led to audit adjustments related to the application of GAAP on the financial statements of Boaz Energy as of and for the years ended December 31, 2016 and 2017.

The material weakness did not impact the financial statements of the Underlying Properties or the Trust. However, due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, the Trustee’s disclosure controls and procedures related to the Trust necessarily rely on information provided by Boaz Energy, including information relating to costs and revenues attributable to the Trust’s Net Profits Interest. Although Boaz Energy’s management is working to remediate this weakness, there is no assurance that its changes will successfully remediate the identified material weakness or that the controls will prevent or detect future material weaknesses. Any failure by Boaz Energy to develop or maintain effective internal controls, or difficulties encountered implementing or improving its internal controls, could adversely affect the Trust’s disclosure controls and procedures and financial statements, which are based on the financial reporting of Boaz Energy.

The unavailability or high cost of equipment, supplies, personnel and services could increase costs of developing and operating the Underlying Properties and result in a reduction in the amount of cash available for distribution to the Trust unitholders.

The demand for qualified and experienced personnel to conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of drilling and workover rigs, pipe and other equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, supplies, personnel and services. Higher oil and natural gas prices generally stimulate demand and result in increased process for drilling rigs, crews and associated supplies, equipment and services. Shortages of field personnel and equipment or price increases could hinder the ability to conduct operations. The occurrence, timing and duration of these conditions in the future is impossible to predict. Such shortages could delay development and/or operating activities or cause a significant increase in development and operating expenses associated with the Underlying Properties, which would reduce the amount of cash received by the Trust and available for distribution to the Trust unitholders.

The Trust units may lose value as a result of title deficiencies with respect to the Underlying Properties.

Boaz Energy acquired the Underlying Properties through various acquisitions since October 2013. The existence of a material title deficiency with respect to the Underlying Properties could reduce the value of a property or render it worthless, thus adversely affecting the Net Profits Interest and the distributions to Trust unitholders. Boaz Energy does not obtain title insurance covering mineral leaseholds, and Boaz Energy’s failure to cure any title defects may cause Boaz Energy to lose its rights to production from the Underlying Properties. In the event of any such material title problem, profits available for distribution to Trust unitholders and the value of the Trust units may be reduced.

Boaz Energy may transfer all or a portion of the Underlying Properties at any time without Trust unitholder consent, subject to specified limitations.

Boaz Energy may at any time transfer all or part of the Underlying Properties, subject to and burdened by the Net Profits Interest, and may abandon its interest in any individual wells or properties if Boaz Energy, acting as a reasonable and prudent operator, believes a well or property has ceased to produce or is not capable of producing in commercially paying quantities. Trust unitholders will not be entitled to vote on any transfer or abandonment of the Underlying Properties, and the Trust will not receive any profits from any such transfer, except in the limited circumstances when the Net Profits Interest is released in connection with such transfer, in which case the Trust will receive an amount equal to the fair value (net of sales costs) of the Net Profits Interest released. Please read “The Underlying Properties — Sale and Abandonment of Underlying Properties” in the Prospectus. Following any sale or transfer of any of the Underlying Properties, if the Net Profits Interest is not released in connection with such sale or transfer, the Net Profits Interest would continue to burden the transferred property and net profits attributable to such property would continue to be calculated as part of the computation of net profits. Boaz Energy may assign to the transferee responsibility for all of Boaz Energy’s obligations relating to the Net Profits Interest on the portion of the Underlying Properties transferred. A transferee of the Underlying Properties may operate the Underlying Properties differently than Boaz Energy and may determine not to pursue development projects to the same extent as Boaz Energy or at all.

In addition, Boaz Energy may, without the consent of the Trust unitholders, require the Trust to release the Net Profits Interest associated with any interest in the Underlying Properties that accounted for no more than 1.0% of the total production from the Underlying Properties in the prior 12 months, provided that Boaz Energy may not require the release during any 365-day period of portions of the Net Profits Interest having an aggregate fair value to the Trust of greater than $500,000. These releases will be made only in connection with a sale by Boaz Energy of the relevant Underlying Properties and the Trust will receive an amount equal to the fair value (net of sales costs) of the Net Profits Interest released. Boaz Energy has not identified for sale any of the Underlying Properties.

In addition, Boaz Energy may cause the Trustee to (i) sell all or any part of the Trust estate, including all or any portion of the Net Profits Interest or (ii) release any portion of the Net Profits Interest in connection with the sale, free from and unburdened by the Net Profits Interest, by Boaz Energy and/or its affiliates of a divided or undivided portion of their interests in the Underlying Properties, if approved by Trust unitholders holding at least 75% of the outstanding Trust units, provided that, after December 31, 2022, such a sale or release shall require approval of a majority of the outstanding Trust units if Boaz Energy and its affiliates own less than 25% of the outstanding Trust units. The net proceeds of any such sale or the consideration received in respect of such release, as applicable, shall be distributed to the Trust unitholders in the manner approved by the Trust unitholders at such meeting.

Boaz Energy may also enter into farm-out, operating, participation and other similar agreements to develop the property without the consent or approval of the Trustee or any Trust unitholder.

An increase in the differential between the price realized by Boaz Energy for oil or natural gas produced from the Underlying Properties and the NYMEX or other benchmark price of oil or natural gas could reduce the profits to the Trust and, therefore, the cash distributions by the Trust and the value of Trust units.

The prices received for Boaz Energy’s oil and natural gas production are usually lower than the relevant benchmark prices, such as NYMEX, that are used for calculating hedge positions. The difference between the price received and the benchmark price is called a basis differential. The differential may vary significantly due to market conditions, the quality and location of production and other factors. For example, the average differential for oil produced and sold by Boaz Energy was $3.31 per barrel less than the NYMEX price during the year ended December 31, 2017. In recent periods, Boaz Energy has experienced positive differentials for its natural gas production due primarily to the quality of the gas, but there is no assurance this positive differential will continue. Boaz Energy cannot accurately predict oil or natural gas differentials in the future. Increases in the differential between the realized price of oil and natural gas and the benchmark price for oil and natural gas could reduce the profits to the Trust, the cash distributions by the Trust and the value of the Trust units.

The generation of cash for distribution by the Trust depends in part on access to and operation of gathering, transportation and processing facilities on commercially reasonable terms or otherwise. Any limitation in the availability of those facilities could interfere with sales of oil and natural gas production from the Underlying Properties.

The marketing of oil and natural gas production depends in large part on the capacity and availability of gathering systems and other pipelines, trucks, storage facilities and other transportation, processing and refining facilities. If these facilities are unavailable on commercially reasonable terms or otherwise, production from the Underlying Properties could be shut in or Boaz Energy could be required to delay or discontinue drilling plans and commercial production. Boaz Energy relies (and expects to rely in the future) on facilities developed and owned by third parties in order to transport, store, process and sell the oil and natural gas production from the Underlying Properties. Boaz Energy’s plan to develop and sell its oil and natural gas could be materially and adversely affected by the inability or unwillingness of third parties to provide sufficient facilities and services to Boaz Energy on commercially reasonable terms, or otherwise.

The amount of oil and natural gas that can be produced and sold from a well is subject to limitation in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance failure of tendered oil and natural gas to meet quality specifications of gathering lines or downstream transporters, excessive pressure, damage to the gathering, transportation, refining or processing facilities or lack of capacity at such facilities. Increases in activity in the Permian Basin could, in the future, contribute to bottlenecks in processing and transportation that could negatively affect the production, transportation and sale of oil and natural gas from the Underlying Properties, and these adverse effects could be disproportionately severe compared to more geographically diverse operations. If Boaz Energy is forced to reduce production due to such a curtailment, the revenues of the Trust and the amount of cash distributions to the Trust unitholders would similarly be reduced due to the reduction of profits from the sale of production.

All of the Underlying Properties are concentrated in the Permian Basin, making the Trust vulnerable to risks associated with operating in only one major geographic area.

As a result of the Trust’s geographic concentration, an adverse development in the industry in the Permian Basin could have a greater impact on revenues of the Trust and the amount of cash distributions to the Trust unitholders than if the Underlying Properties were more geographically diverse. The Underlying Properties may also be disproportionately exposed to the impact of adverse developments in exploration and production of oil and natural gas, regional supply and demand factors, governmental regulation or midstream capacity constraints. Delays or interruptions caused by such factors could have a material adverse effect on revenues of the Trust and the amount of cash distributions to the Trust unitholders.

Similarly, the concentration of the Underlying Properties within the Permian Basin exposes the Trust to risks, which could adversely affect development activities or production relating to such formations. In addition, in areas where exploration and production activities are increasing, Boaz Energy could be subject to increasing competition for drilling rigs, equipment, services, supplies and qualified personnel, which may lead to periodic shortages or delays. The curtailments arising from these and similar circumstances may last from a few days to several months, and in many cases, Boaz Energy may be provided only limited, if any, notice as to when such circumstances will arise and their duration.

The Trustee must, under certain circumstances, sell the Net Profits Interest and dissolve the Trust prior to the expected termination of the Trust. If this were to occur, Trust unitholders may not recover their investment.

The Trustee must sell the Net Profits Interest and dissolve the Trust if the holders of 75% of the outstanding units approve the sale of the Net Profits Interest or approve the dissolution of the Trust. The Trustee must also sell the Net Profits Interest and dissolve the Trust if the annual gross profits from the Underlying Properties attributable to the Net Profits Interest are less than $2 million for each of any two consecutive years. The Trust will receive the net proceeds of any such sale, and will distribute such proceeds to its unitholders after deducting Trust expenses.

Boaz Energy may sell Trust units in the public or private markets, and such sales could have an adverse impact on the trading price of the Trust units.

Boaz Energy currently holds an aggregate of 5,915,732 Trust units. Pursuant to a lock-up agreement, Boaz Energy has agreed not to sell any Trust units for a period of 180 days after the date of the Prospectus without the consent of Wells Fargo Securities, LLC, Goldman Sachs & Co. LLC and UBS Securities LLC. Please read “Underwriting.” In addition, Boaz Energy, could distribute the Trust units that it owns to its owners, including NGP, subject to any restrictions under Boaz Energy’s revolving credit facility and subject to such distributee’s compliance with the lock-up agreement. After such period, Boaz Energy or its owners, including NGP, may sell Trust units in the public or private markets, and any such sales could have an adverse impact on the price of the Trust units or on any trading market that may develop. The Trust has granted registration rights to Boaz Energy and its affiliates, including NGP, and their respective transferees, which, if exercised, would facilitate sales of Trust units by Boaz Energy or its owners, as applicable.

The trading price for the Trust units may not reflect the value of the Net Profits Interest held by the Trust.

The trading price for publicly traded securities similar to the Trust units tends to be tied to recent and expected levels of cash distributions as well as oil and gas prices. The amounts available for distribution by the Trust will vary in response to numerous factors outside the control of the Trust, including prevailing prices for sales of oil and natural gas production from the Underlying Properties and the timing and amount of direct operating expenses and development expenses. Consequently, the market price for the Trust units may not necessarily be indicative of the value that the Trust would realize if it sold the Net Profits Interest to a third-party buyer. In addition, such market price may not necessarily reflect the fact that, since the assets of the Trust are depleting assets, a portion of each cash distribution paid with respect to the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, distributions made to a Trust unitholder over the life of these depleting assets may not equal or exceed the purchase price paid by the Trust unitholder.

Conflicts of interest could arise between Boaz Energy and its affiliates, on the one hand, and the Trust and the Trust unitholders, on the other hand.

As working interest owners in, and the operator of substantially all of the production from the Underlying Properties, Boaz Energy and its affiliates could have interests that conflict with the interests of the Trust and the Trust unitholders. For example:

•

Boaz Energy’s interests may conflict with those of the Trust and the Trust unitholders in situations involving the development, maintenance, operation or abandonment of certain wells on the Underlying Properties for which Boaz Energy acts as the operator. Boaz Energy may also make decisions with respect to development expenses that adversely affect the Underlying Properties. These decisions include not incurring or reducing development expenses on properties for which Boaz Energy acts as the operator, which could cause the Trust to not achieve the production growth projected in the reserve report or could cause oil and natural gas production to decline at a faster rate and thereby result in lower cash distributions by the Trust in the future.

•	Boaz Energy may sell some or all of the Underlying Properties without taking into consideration the interests of the Trust unitholders. Such sales may not be in the best interests of the Trust unitholders. These purchasers may lack Boaz Energy’s experience or its credit worthiness. Boaz Energy also has the right, under certain circumstances, to cause the Trust to release all or a portion of the Net Profits Interest in connection with a sale of a portion of the Underlying Properties to which such Net Profits Interest relates. In such an event, the Trust is entitled to receive the fair value (net of sales costs) of the Net Profits Interest released. Please read “The Underlying Properties — Sale and Abandonment of Underlying Properties” in the Prospectus.

•	Boaz Energy and its affiliates have registration rights and can sell Trust units without considering the effects such sale may have on Trust unit prices or on the Trust itself. Additionally, Boaz Energy and its affiliates can vote their Trust units in their sole discretion without considering the interests of the other Trust unitholders. Boaz Energy is not a fiduciary with respect to the Trust unitholders or the Trust and will not owe any fiduciary duties or liabilities to the Trust unitholders or the Trust.

•	Boaz Energy owns and operates oil and gas properties that are not included in the Underlying Properties. As a result, Boaz Energy’s management team may dedicate their time and effort to the management of these other properties. Additionally, Boaz Energy is under no obligation to dedicate financial resources to the Underlying Properties and may decide to direct capital expenditures to these other properties.

The Trust is managed by a Trustee who cannot be replaced except by a majority vote of the Trust unitholders at a special meeting, which may make it difficult for Trust unitholders to remove or replace the Trustee.

The affairs of the Trust are managed by the Trustee. Your voting rights as a Trust unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Trust unitholders or for an annual or other periodic re-election of the Trustee, and the Trust does not intend to hold annual meetings of Trust unitholders. The Trust Agreement provides that the Trustee may only be removed and replaced by the holders of a majority of the Trust units present in person or by proxy at a meeting of such holders where a quorum is present, including Trust units held by Boaz Energy, called by either the Trustee or the holders of not less than 10% of the outstanding Trust units. As a result, it will be difficult for public Trust unitholders to remove or replace the Trustee without the cooperation of Boaz Energy so long as it holds a significant percentage of total Trust units.

Trust unitholders have limited ability to enforce provisions of the conveyance creating the Net Profits Interest, and Boaz Energy’s liability to the Trust is limited.

The Trustee has the power and authority to cause the Trust to sue Boaz Energy or any other future owner of the Underlying Properties to enforce the terms of the conveyance creating the Net Profits Interest. If the Trustee does not take appropriate action to cause the Trust to enforce provisions of the conveyance, Trust unitholders’ recourse would likely be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions or, subject to any restrictions in the governing instrument to the Trust, to bring a derivative action seeking authority to bring an action in the name of the Trust to enforce provisions of the conveyance. As a result, Trust unitholders will not be able to sue Boaz Energy or any future owner of the Underlying Properties to enforce these rights. However, such limitations do not apply to or otherwise limit any claims that the Trust unitholders may have under the federal securities laws. Furthermore, the Net Profits Interest conveyance provides that, except as set forth in the conveyance, Boaz Energy will not be liable to the Trust for the manner in which it performs its duties in operating the Underlying Properties as long as it acts without gross negligence or willful misconduct. Further, the Trust agreement will provide that, to the fullest extent permitted by law, Boaz Energy and its affiliates shall not be subject to fiduciary duties or be liable for conflicts of interest principles.

Courts outside of Delaware may not recognize the limited liability of the Trust unitholders provided under Delaware law.

Under the Delaware Statutory Trust Act, Trust unitholders will be entitled to the same limitation of personal liability extended to stockholders of corporations for profit under the General Corporation Law of the State of Delaware. No assurance can be given, however, that the courts in jurisdictions outside of Delaware will give effect to such limitation.

The operations of the Underlying Properties are subject to environmental laws and regulations that could adversely affect the cost, manner or feasibility of conducting operations on them or result in significant costs and liabilities, which could reduce the amount of cash available for distribution to Trust unitholders.

The oil and natural gas exploration and production operations on the Underlying Properties are subject to stringent and comprehensive federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that apply to the operations on the Underlying Properties, including the requirement to obtain a permit before conducting drilling, secondary recovery, waste disposal or other regulated activities; the restriction of types, quantities and concentrations of materials that can be released into the environment; restrictions on water withdrawal and use; the incurrence of significant development expenses to install pollution or safety-related controls at the operated facilities; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and the imposition of substantial liabilities for pollution resulting from operations. For example, in June 2016, the U.S. Environmental Protection Agency (“EPA”) finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements. Any such requirements could result in delays and increase the costs of development and production, reducing the profits available to the Trust and potentially impairing the economic development of the Underlying Properties. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often times requiring difficult and costly actions. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations on the Underlying Properties. Furthermore, the inability to comply with environmental laws and regulations in a cost-effective manner, such as removal and disposal of produced water and other generated oil and gas wastes, could impair the production of oil and natural gas from the Underlying Properties in a commercial manner, which could further result in a reduction of distributable cash to the Trust unitholders.

There is inherent risk of incurring significant environmental costs and liabilities in the course of operations on the Underlying Properties as a result of the handling of petroleum hydrocarbons and wastes, air emissions and wastewater discharges related to operations, and historical industry operations and waste disposal practices, which in turn could decrease the profitability of the Underlying Properties and result in a reduction of distributable cash to the Trust unitholders. Under certain environmental laws and regulations, owners and operators may be subject to joint and several strict liability for the removal or remediation of previously released materials or property contamination regardless of whether such owner or operator was responsible for the release or contamination or whether such owner or operator was in compliance with all applicable laws at the time those actions were taken. Remediation costs related to such contamination have the potential to adversely affect production on the Underlying Properties and could consequently result in a reduction of distributable cash to the Trust unitholders. Private parties, including the owners of properties upon which wells are drilled and facilities where petroleum hydrocarbons or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. In addition, the risk of accidental spills or releases could expose the Underlying Properties to significant liabilities that could have a material adverse effect on their financial condition and results of operations, which in turn could reduce the amount of cash available for distribution to Trust unitholders. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly operational control requirements or waste handling, storage, transport, disposal or cleanup requirements could require operations on the Underlying Properties to incur significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on their results of operations, competitive position or financial condition, which could subsequently adversely affect the distribution of cash to the Trust unitholders.

The Trust indirectly bears 80% of all costs and expenses paid by Boaz Energy, including those related to environmental compliance and liabilities associated with the Underlying Properties, including costs and liabilities resulting from conditions that existed prior to Boaz Energy’s acquisition of the Underlying Properties unless such costs and expenses result from the operator’s negligence or misconduct. In addition, as a result of the increased cost of compliance, Boaz Energy may decide to discontinue drilling.

The amount of cash available for distribution by the Trust could be reduced by expenses caused by uninsured claims.

Boaz Energy maintains insurance coverage against potential losses that it believes are customary in its industry. Boaz Energy currently maintains general liability insurance and excess liability coverage with limits of $2.0 million and $1.0 million per occurrence, respectively, and $10.0 million and $10.0 million in the aggregate, respectively. Boaz Energy’s excess liability coverage has a deductible of $10,000 per occurrence, while there is no deductible on the general liability insurance. The general liability insurance covers Boaz Energy and its subsidiaries for liabilities arising out of bodily injury or property damage, including any resulting loss of use to third parties, and for sudden and accidental pollution or environmental liability, while the excess liability coverage is in addition to and triggered if the general liability per occurrence limit is reached. In addition, Boaz Energy maintains control of well insurance with per occurrence limits ranging from $2.0 million to $3.0 million and deductibles ranging from $100,000 to $200,000 depending on the status of the well. Boaz Energy is not required to maintain any minimum levels of insurance and its ability to maintain any such coverages will depend on conditions in the insurance markets among other factors beyond Boaz Energy’s control. In addition, Boaz Energy’s general liability insurance and excess liability policies do not provide coverage with respect to legal and contractual liabilities of the Trust, and the Trust does not maintain such coverage since it is passive in nature and does not have any ability to influence Boaz Energy or control the operations or development of the Underlying Properties. However, the Trust unitholders may indirectly benefit from Boaz Energy’s insurance coverage to the extent that insurance proceeds offset or reduce any costs or expenses that are deducted when calculating the net profits attributable to the Trust.

Boaz Energy does not currently have any insurance policies in effect that are intended to provide coverage for losses solely related to waterflooding or other completion operations; however, Boaz Energy believes its general liability and excess liability insurance policies would cover third-party claims related to waterflooding or other completion operations in accordance with, and subject to, the terms of such policies. These policies may not cover fines, penalties or costs and expenses related to government-mandated remediation of pollution. In addition, these policies do not provide coverage for all liabilities, and Boaz Energy cannot assure you that the insurance coverage will be adequate to cover claims that may arise or that Boaz Energy will be able to maintain adequate insurance at rates it considers reasonable. The occurrence of an event not fully covered by insurance could result in a significant decrease in the amount of cash available for distribution by the Trust.

The operations of the Underlying Properties are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting operations on them or expose the operator to significant liabilities, which could reduce the amount of cash available for distribution to Trust unitholders.

The production and development operations on the Underlying Properties are subject to complex and stringent laws and regulations. In order to conduct its operations in compliance with these laws and regulations, Boaz Energy must obtain and maintain numerous permits, drilling bonds, approvals and certificates from various federal, state and local governmental authorities and engage in extensive reporting. Boaz Energy may incur substantial costs and experience delays in order to maintain compliance with these existing laws and regulations, and the Trust bears an 80% share of these costs. In addition, the operators’ costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to its operations. Such costs could have a material adverse effect on Boaz Energy’s business, financial condition and results of operations and reduce the amount of cash received by the Trust and adversely affect distribution to the Trust unitholders. The operators of the Underlying Properties must also comply with laws and regulations prohibiting fraud and market manipulations in energy markets.

Laws and regulations governing exploration and production may also affect production levels. Boaz Energy is required to comply with federal and state laws and regulations governing conservation matters, including: provisions related to the unitization or pooling of the oil and natural gas properties; the establishment of maximum rates of production from wells; the spacing of wells; the plugging and abandonment of wells; and the removal of related production equipment. Additionally, state and federal regulatory authorities may expand or alter applicable pipeline safety laws and regulations, compliance with which may require increased capital costs on the part of Boaz Energy and third-party downstream oil and natural gas transporters. These and other laws and regulations can limit the amount of oil and natural gas Boaz Energy can produce from its wells, limit the number of wells it can drill, or limit the locations at which it can conduct drilling operations, which in turn could negatively impact Trust distributions, estimated and actual future net revenues to the Trust and estimates of reserves attributable to the Trust’s interests.

New laws or regulations, or changes to existing laws or regulations, may unfavorably impact Boaz Energy, could result in increased operating costs or have a material adverse effect on its financial condition and results of operations and reduce the amount of cash received by the Trust. For example, in the past, Congress or the states have considered legislation that, if adopted in its proposed form, would subject companies involved in oil and natural gas exploration and production activities to, among other items, the elimination of certain U.S. federal tax incentives and deductions available to oil and natural gas exploration and production activities and the prohibition or additional regulation of private energy commodity derivative and hedging activities. These and other potential regulations could increase the operating costs of Boaz Energy, reduce its liquidity, delay its operations or otherwise alter the way Boaz Energy conducts its business, any of which could have a material adverse effect on the Trust and the amount of cash available for distribution to Trust unitholders.

Climate change laws and regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas produced from the Underlying Properties while the physical effects of climate change could disrupt production and result in significant costs in preparing for or responding to those effects.

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act (the “CAA”) that, among other things, establish Prevention of Significant Deterioration (“PSD”), construction and Title V operating permit reviews for certain large stationary sources. Facilities required to obtain PSD permits for their GHG emissions are also required to meet “best available control technology” standards that are established on a case-by-case basis. EPA rulemakings related to GHG emissions could adversely affect operations on the Underlying Properties and restrict or delay operators ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which include gathering and boosting facilities.

Furthermore, in June 2016, the EPA finalized rules that establish new controls for emissions of methane from new, modified or reconstructed sources in the oil and natural gas source category, including production, processing, transmission and storage activities. The rules include first-time standards to address emissions of methane from equipment and processes across the source category. Compliance with these rules would require enhanced record-keeping practices, the purchase of new equipment, such as optical gas imaging instruments to detect leaks, and increased frequency of maintenance and repair activities to address emissions leakage. The rules would also likely require additional personnel time to support these activities or the engagement of third-party contractors to assist with and verify compliance. However, over the past year the EPA has taken several steps to delay implementation of the June 2016 methane rule, and the agency proposed a separate rulemaking in June 2017 to stay the methane requirements for a period of two years and revisit implementation the standards in their entirety. The EPA has not yet published a final rule but, even though the rule is currently in effect, future implementation and enforcement of the 2016 standards is uncertain at this time. As a result of these developments, substantial uncertainty exists with respect to the future implementation of the EPA’s methane rules.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate change legislation, a number of state and regional cap and trade programs have emerged that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. Other states have passed renewable energy mandates, and recently automakers have announced their intention to increase production of electric powered vehicles in response to concerns related to climate change. In addition, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global GHG emissions (the “Paris Accord”). The Paris Accord entered into force in November 2016. In June 2017, however, President Trump announced that the United States plans to withdraw from the Paris Accord and to seek negotiations either to reenter the Paris Accord on different terms or establish a new framework. The Paris Accord provides for a four-year exit process beginning in November 2016, which would result in an effective exit date of November 2020. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact the Underlying Properties, any such future laws and regulations imposing reporting obligations or limitations on emissions of GHGs could require Boaz Energy to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on their results of operations, competitive position or financial condition, which in turn could reduce the amount of cash available for distribution to the Trust unitholders. Such requirements could also adversely affect demand for the oil and natural gas produced on the Underlying Properties, which could similarly reduce the Trust’s cash available for distribution to the Trust unitholders.

Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities, which could adversely impact the development of the Underlying Properties and the Trust’s ability to make cash distributions. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and gas will continue to represent a substantial percentage of global energy use over that time. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, droughts and other extreme climatic events; if any such effects were to occur, they could disrupt operations on the Underlying Properties or otherwise have a material adverse effect on their results of operations, competitive position or financial condition, which subsequently could reduce the amount of cash available for distribution to the Trust unitholders.

Certain plant or animal species present in the areas included in the Underlying Properties could be designated as endangered or threatened, which could limit the ability to expand some of the existing operations or to develop new wells.

The federal Endangered Species Act (“ESA”) and analogous state laws restrict activities that may affect endangered or threatened species or their habitats. Recently, there have been renewed calls to review protections currently in place for the dunes sagebrush lizard, whose habitat includes the Permian Basin, and to reconsider listing the species under the ESA. The designation of previously unidentified endangered or threatened species under such laws could limit Boaz Energy’s ability to expand some of its existing operations or to develop its properties, which could have a material adverse effect on its financial condition and results of operations, and reduce the amount of cash received by the Trust.

The bankruptcy of Boaz Energy or any other third-party operator could adversely affect the operation of the wells and the development of the proved undeveloped reserves and interrupt or decrease distributions to Trust unitholders.

The value of the Net Profits Interest and the Trust’s ultimate cash available for distribution will be highly dependent on Boaz Energy’s financial condition. Neither Boaz Energy nor any other operators of the Underlying Properties has agreed with the Trust to maintain a certain net worth or to be restricted by other similar covenants, and Boaz Energy is not obligated to retain and is not retaining all of the net proceeds of this offering to pay costs of operating and developing the Underlying Properties. In addition, Boaz Energy is not required to retain ownership of its Trust units and may sell such units or distribute such units, or the proceeds from the sale thereof, to its owners. The ability to develop and operate the Underlying Properties depends on Boaz Energy’s future financial condition and economic performance and access to capital, which in turn will depend upon the supply of and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of Boaz Energy.

The bankruptcy of Boaz Energy or any third-party operator of the Underlying Properties could impede the operation of the wells and the development of the proved undeveloped reserves and decrease distributions to the Trust unitholders. For example:

•	The working interest owners in the affected properties may have to seek a new party to perform the development and the operations of the affected wells. The right to replace an operator would be subject to the terms of any joint operating agreement, and the exercise thereof could be subject to the automatic stay in the operator’s bankruptcy case. Boaz Energy or the other working interest owners may not be able to find a replacement operator, and they may not be able to enter into a new agreement with such replacement party on favorable terms within a reasonable period of time.

•	The payment of any accrued but unpaid oil and natural gas revenues payable on the Net Profits Interest at the time of a bankruptcy case filing by Boaz Energy or another operator could be delayed or such amounts may be misapplied or not paid to the Trust at all, which would result in a general unsecured claim in favor the Trust against Boaz Energy’s (or the applicable operator’s) bankruptcy estate. There is no certainty that such unsecured claim would receive a distribution from the bankruptcy estate.

•	Executory contracts to which Boaz Energy or another operator is party (including midstream and transportation contracts) would be subject to possible rejection in the bankruptcy case, which would result in a loss of access to the service provided by the counterparty to such contracts.

•	The counterparties to Boaz Energy’s derivative contracts would not be subject to the automatic stay in bankruptcy and would be permitted to terminate such derivative contracts, which would result in Boaz Energy losing the benefit of such contracts and could result in any termination payment being applied by a counterparty to other obligations owed to the counterparty by Boaz Energy and therefore not to the Trust.

Please read “Information about Boaz Energy II, LLC” in the Prospectus for additional information relating to Boaz Energy, including information relating to the business of Boaz Energy, historical financial statements of Boaz Energy and other financial information relating to Boaz Energy. Boaz Energy will not be a reporting company following this offering and will not be required to file periodic reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, as a Trust unitholder, you will not have access to financial information about Boaz Energy.

The business of Boaz Energy could be negatively affected by various security threats, including cybersecurity threats, and other disruptions.

Boaz Energy faces various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the security of the facilities and infrastructure of Boaz Energy and of third parties on which Boaz Energy relies such as processing plants and pipelines; and threats from terrorist acts. The potential for such security threats has subjected Boaz Energy’s operations to increased risks that could have a material adverse effect on its business, which could reduce revenues that are available for distribution to the Trust unitholders. In particular, Boaz Energy’s implementation of various procedures and controls to monitor and mitigate security threats and to increase security for its information, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to Boaz Energy’s operation of the Underlying Properties, its calculation of gross and net profits and its remittance of payments in respect of the Net Profits Interest to the Trust. For instance, in March 2018 Boaz Energy was attacked by ransomware that encrypted its files. While this incident did not cause a material disruption to Boaz Energy’s systems or result in any material costs to Boaz Energy, future breaches could have a material adverse effect on Boaz Energy’s reputation, financial position, results of operations or cash flows which could adversely affect the Trust.

Tax Risks Related to the Trust Units

The Trust has not requested a ruling from the IRS regarding the tax treatment of the Trust. If the IRS were to determine (and be sustained in that determination) that the Trust is not a “grantor Trust” for U.S. federal income tax purposes, the Trust could be subject to more complex and costly tax reporting requirements that could reduce the amount of cash available for distribution to Trust unitholders.

If the Trust were not treated as a grantor Trust for U.S. federal income tax purposes, the Trust should be treated as a partnership for such purposes. Although the Trust would not become subject to U.S. federal income taxation at the entity level as a result of treatment as a partnership, and items of income, gain, loss and deduction would flow through to the Trust unitholders, the Trust’s tax reporting requirements would be more complex and costly to implement and maintain, and its distributions to Trust unitholders could be reduced as a result.

Neither Boaz Energy nor the Trustee has requested a ruling from the IRS regarding the tax status of the Trust, and neither Boaz Energy nor the Trust can assure you that such a ruling would be granted if requested or that the IRS will not challenge these positions on audit.

Trust unitholders should be aware of the possible state tax implications of owning Trust units. Please read “State Tax Considerations” in the Prospectus.

Certain U.S. federal income tax preferences currently available with respect to oil and natural gas production may be impacted as a result of future legislation.

In the past, Congress has considered legislation that would eliminate or modify the deduction for percentage or cost depletion with respect to the production of crude oil and natural gas. While no such proposal was included in the 2017 Tax Cuts and Jobs Act, no accurate prediction can be made as to whether any such legislation will be proposed or enacted in the future or, if enacted, what the specific provisions or the effective date of any such legislation would be, or whether it would have any effect on the Trust.

You will be required to pay taxes on your share of the Trust’s income, even if you do not receive any cash distributions from the Trust.

Trust unitholders are treated as if they own the Trust’s assets and receive the Trust’s income and are directly taxable thereon as if no Trust were in existence. Because the Trust generates taxable income that could be different in amount than the cash the Trust distributes, you will be required to pay any U.S. federal income taxes and, in some cases, state and local income taxes on your share of the Trust’s taxable income even if you receive no cash distributions from the Trust. You may not receive cash distributions from the Trust equal to your share of the Trust’s taxable income or even equal to the actual tax liability that results from that income.

A portion of any tax gain on the disposition of the Trust units could be taxed as ordinary income.

If you sell your Trust units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those Trust units. A substantial portion of any gain recognized may be taxed as ordinary income due to potential recapture items, including depletion recapture. Please read “Federal Income Tax Considerations — Tax Consequences to U.S. Trust Unitholders — Disposition of Trust Units” in the Prospectus.

The Trust allocates its items of income, gain, loss and deduction between transferors and transferees of the Trust units each month based upon the ownership of the Trust units on the monthly record date, instead of on the basis of the date a particular Trust unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among the Trust unitholders.

The Trust generally allocates its items of income, gain, loss and deduction between transferors and transferees of the Trust units each month based upon the ownership of the Trust units on the monthly record date, instead of on the basis of the date a particular Trust unit is transferred. It is possible that the IRS could disagree with this allocation method and could assert that income and deductions of the Trust should be determined and allocated on a daily or prorated basis, which could require adjustments to the tax returns of the Trust unitholders affected by the issue and result in an increase in the administrative expense of the Trust in subsequent periods. Please read “Federal Income Tax Considerations — Classification and Taxation of the Trust — Direct Taxation of Trust Unitholders” in the Prospectus.

The ownership and disposition of Trust units by non-U.S. persons may result in adverse tax consequences to them.

Investment in Trust units by non-U.S. persons raises issues unique to them. For example, distributions to a non-U.S. person may be reduced by withholding tax at a 30% rate unless such person is eligible for a lower rate under an applicable income tax treaty or distributions are effectively connected with such non-U.S. person’s conduct of a trade or business in the United States. Non-U.S. persons may be required to file U.S. federal income tax returns and pay tax on their share of the Trust’s taxable income or proceeds from the sale of Trust units. If you are a non-U.S. person, you should consult a tax advisor before investing in the Trust units.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

The Trust’s initial public offering of common units of beneficial interest was effected through a Registration Statement on Form S-1 (File No. 333-224191), which was declared effective by the Securities and Exchange Commission on May 1, 2018, and registered an aggregate of 6,250,000 common units that were sold at an initial public offering price of $17.00 per common unit, for an aggregate gross offering price of $106.25 million. Wells Fargo Securities, LLC, Goldman Sachs & Co. LLC and UBS Securities LLC, acted as representatives of the several underwriters of the offering.

Underwriting discounts and commissions associated with the offering totaled approximately $6.6 million. The net offering proceeds to the Trust, after deducting underwriting discounts and commissions, were approximately $99.6 million. Boaz Energy received all net proceeds derived from the offering.

ITEM 6.	Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement dated as of May 1, 2018 among Boaz Energy II, LLC, PermRock Royalty Trust and Wells Fargo Securities, LLC, Goldman Sachs & Co. LLC and UBS Securities LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K (Commission File No. 001-38472) filed on May 3, 2018).

3.1	Certificate of Trust of PermRock Royalty Trust (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-224191) filed on April 6, 2018).

3.2	Amended and Restated Trust Agreement of PermRock Royalty Trust, dated May 4, 2018, among Boaz Energy II, LLC, Wilmington Trust, National Association, as Delaware Trustee of PermRock Royalty Trust, and Simmons Bank, as Trustee of PermRock Royalty Trust (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (Commission File No. 001-38472) filed on May 8, 2018).

10.1	Conveyance of Net Profits Interest, dated effective as of January 1, 2018, by and between Boaz Energy II, LLC and Boaz Energy II Royalty, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 001-38472) filed on May 8, 2018).

10.2	Registration Rights Agreement, dated as of May 4, 2018, by and between Boaz Energy II, LLC and PermRock Royalty Trust (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (Commission File No. 001-38472) filed on May 8, 2018).

31.1	Section 302 Certification.*

32.1	Section 906 Certification.*

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERMROCK ROYALTY TRUST

By:	Simmons Bank, as Trustee

By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Senior Vice President and Trust Officer

Date: June 15, 2018

The registrant, PermRock Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available, and none have been provided. In signing the report above, the Trustee does not imply that it has performed any such function or that any such function exists pursuant to the terms of the Trust Agreement under which it serves.