Form 10-Q
period 2018-06-30
PermRock Royalty Trust
filed 2018-08-14
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

(855) 588-7839

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 14, 2018, 12,165,732 trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

Glossary of Terms

Bbl	Barrel (of oil).

Bcf	Billion cubic feet (of natural gas).

Btu	A British Thermal Unit, a common unit of energy measurement.

BOE	Barrel of oil equivalent.

Mcf	One thousand cubic feet (of natural gas).

MMBtu	One million Btus.

net proceeds	Gross proceeds received by Boaz Energy from the sale of production from the Underlying Properties, less applicable costs, as defined in the Net Profits Interest conveyance.

net profits income	Net proceeds multiplied by the net profits percentage of 80%, which is paid to the Trust by Boaz Energy. “Net profits income” is referred to as “royalty income” for tax reporting purposes.

Net Profits Interest	An interest in an oil and natural gas property measured by net profits from the sale of production, rather than a specific portion of production. An 80% net profits interest was conveyed to the Trust entitling the Trust to receive 80% of the net proceeds from the Underlying Properties.

Trust units	Trust units representing beneficial interests in the Trust.

Underlying Properties	The interest in certain oil and natural gas properties from which the Net Profits Interest was conveyed by Boaz Energy. The Underlying Properties include working interests in oil and natural gas producing properties located in the Permian Basin in Texas.

working interest	An operating interest in an oil and natural gas property that provides the owner a specified share of production that is subject to all production expense and development costs.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, and Simmons Bank, as Trustee (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the final Prospectus filed with the SEC by the Trust on May 3, 2018 (the “Prospectus”). In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and Trust corpus of PermRock Royalty Trust at June 30, 2018, and the distributable income and changes in Trust corpus for the three-month and six-month periods ended June 30, 2018, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

	June 30, 2018	December 31, 2017
ASSETS
Cash and short-term investments	$1,383,689	$0
Receivable from Boaz Energy	10	10
Net Profits Interest (1)	93,157,997	0

TOTAL ASSETS	$94,541,696	$0

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$1,383,689	$0
Expense reserve (2)	0	0
Trust corpus (12,165,732 units of beneficial interest authorized and outstanding)	93,158,007	10

TOTAL LIABILITIES AND TRUST CORPUS	$94,541,696	$10

(1)	See Note 2 for further discussion of the Net Profits Interest.
(2)

The Trustee is authorized to retain cash from distributions received by the Trust to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust. Pursuant to the Trust Agreement (as defined below), as of June 30, 2018, the reserve had not yet been established and the Trust instead relied on the $1.0 million Letter of Credit (as defined below) provided by Boaz Energy. See Note 4 for further discussion of the expense reserve.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net profits income	$7,932,940	$7,932,940
Interest income	2,971	2,971

Total income	$7,935,911	$7,935,911
Administration expense	(264,370)	(264,370)
Cash reserves withheld for Trust expenses (1)	0	0

Distributable income	$7,671,541	$7,671,541

Distributable income per unit (2)	$0.630584	$0.630584

(1)

The Trustee is authorized to retain cash from distributions received by the Trust to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust. Pursuant to the Trust Agreement (as defined below), as of June 30, 2018, the reserve had not yet been established and the Trust instead relied on the $1.0 million Letter of Credit (as defined below) provided by Boaz Energy. See Note 4 for further discussion of the expense reserve.

(2)	Based on 12,165,732 Trust units issued and outstanding as of August 14, 2018.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Trust corpus, beginning of period	$10	$10
Conveyance of Net Profits Interest	95,809,136	95,809,136
Amortization of Net Profits Interest	(2,651,139)	(2,651,139)
Distributable income	7,671,541	7,671,541
Distributions declared	(7,671,541)	(7,671,541)

Trust corpus, end of period	$93,158,007	$93,158,007

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Organization of Trust

PermRock Royalty Trust (the “Trust”) is a Delaware statutory trust formed on November 22, 2017 under the Delaware Statutory Trust Act pursuant to a Trust Agreement among Boaz Energy II, LLC (“Boaz Energy”), as trustor, Simmons Bank, as Trustee (the “Trustee”), and Wilmington Trust, National Association, as Delaware Trustee (the “Delaware Trustee”).

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

The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale of oil and natural gas production from the Underlying Properties. The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties. The Trust has and will continue to make monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and any cash reserves, to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date. The Trust’s first distribution related to sales from production from January and February of 2018 and production expenses for the months of January, February and a portion of March of 2018. All distributions following the first distribution relate to sales from a one-month period.

The Trustee may deposit funds awaiting distribution in an account with an FDIC-insured or national bank, including the Trustee, if the interest paid to the Trust at least equals amounts paid by the Trustee on similar deposits, and make other short-term investments with the funds distributed to the Trust.

In May 2018, Boaz Energy completed an initial public offering of 6,250,000 of its Trust units and received net proceeds, after payment of underwriting discounts and commissions, of approximately $99.6 million. Upon completion of the offering, Boaz Energy owned 5,915,732 Trust units of the 12,165,732 Trust units issued and outstanding.

2. Trust Significant Accounting Policies

a. Basis of Accounting

The Trust uses the modified cash basis of accounting to report Trust receipts of the Net Profits Interest and payments of expenses incurred. The Net Profits Interest represents the right to receive revenues (oil and natural gas sales), less direct operating expenses (lease operating expenses and severance and ad valorem taxes) and development expenses of the Underlying Properties, multiplied by 80%, less any payments made or plus any payments received in connection with the settlement of certain hedge contracts. Cash distributions of the Trust are made based on the amount of cash received by the Trust pursuant to terms of the conveyance creating the Net Profits Interest.

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

PERMROCK ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

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

The financial statements of the Trust are prepared on a modified cash basis of accounting, which is considered to be the most meaningful basis of preparation for a royalty trust because monthly distributions to the Trust unitholders are based on net cash receipts. Although this basis of accounting is permitted for royalty trusts by the SEC, the financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the month of production, expenses are not recognized when incurred and cash reserves may be established for certain contingencies that would not be recorded in GAAP financial statements. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

b. Interim Financial Statements.

The accompanying unaudited financial statements have been prepared by the Trust in accordance with the accounting policies stated in the audited financial statements and notes of the Trust thereto included in the final Prospectus filed with the SEC by the Trust pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) on May 3, 2018 and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements.

c. Use of Estimates.

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

e. Contingencies.

Contingencies related to the underlying properties that are unfavorably resolved would generally be expected to result in reductions to cash receipts to the Trust in respect of the Net Profits Interest with corresponding reductions to cash distributions to Trust unitholders.

PERMROCK ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

3. Income Taxes

Tax counsel advised the Trust at the time of formation that for U.S. federal income tax purposes, the Trust will be treated as a grantor trust and will not be subject to federal income tax at the trust level. Trust unitholders will be treated for such purposes as owning a direct interest in the assets of the Trust, and each Trust unitholder will be taxed directly on its pro rata share of the income and any gain, if sold, attributable to the assets of the Trust and will be entitled to claim its pro rata share of deductions and expenses attributable to the assets of the Trust. Each Trust unitholder should consult his or her own tax advisor regarding income tax requirements, if any, applicable to such unitholder’s ownership of Trust units.

4. Cash Reserves

Pursuant to the amended and restated Trust Agreement, dated as of May 4, 2018, by and among Boaz Energy, the Trustee and the Delaware Trustee (the “Trust Agreement”), the Trustee is authorized to retain cash from the distributions the Trust receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due, however until May 31, 2019, the Trustee shall not retain any cash from monthly distributions pursuant to this clause and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust. Boaz Energy has provided the Trust with a $1.0 million letter of credit (the “Letter of Credit”) that may be drawn by the Trust to pay administrative expenses of the Trust, and the Trustee is not permitted to retain cash from distributions with respect to the administrative expense reserve described in clause (i) until the monthly period ended May 31, 2019. Commencing in that monthly period and continuing until the reserve described in clause (i) equals or exceeds $1.0 million, the Trustee shall retain cash from distributions in such amount as the Trustee determines but not less than $25,000 per month or more than $100,000 per month. At such time as such reserve equals or exceeds $1.0 million, the Trustee is required to release the Letter of Credit.

5. Distributions to Unitholders

The Trust makes monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and any cash reserves, to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date. During the three months ended March 31, 2018, there were no distributions as the Trust received no proceeds until May 2018.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended June 30, 2018 were as follows:

Record Date	Payment Date	Distribution per Unit
May 15, 2018	May 30, 2018	$0.350906
May 31, 2018	June 14, 2018	0.165942
June 29, 2018	July 16, 2018	0.113736

		$0.630584

6. Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee and Delaware Trustee. The Delaware Trustee’s annual fee is $4,000. For 2018, the Trustee’s annual administrative fee is $185,000. The Trustee’s annual administrative fee will increase at a rate of 3% per year for the first three years of the Trust’s existence, increase at a rate of 2% per year for the following two years, then increase at a rate of 1% per year until the 20th anniversary of the Trust’s formation and then remain flat thereafter. These costs of the Trust, which are included in administration expenses, are deducted by the Trust before distributions are made to Trust unitholders.

PERMROCK ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

Agreements with Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. As of August 14, 2018, Boaz Energy owned 5,915,732 Trust units of the 12,165,732 Trust units issued and outstanding.

7. Commodity Hedges

The Trust is exposed to fluctuations in energy prices in the normal scope of business. To mitigate the negative effects of a possible decline in oil prices on distributable income to the Trust, Boaz Energy entered into derivative put option contracts with respect to approximately 100% of expected oil production attributable to the Net Profits Interest during the remainder of 2018 and 76% of such production during 2019. These derivative contracts consist of put option contracts with strike prices of $60 per barrel in 2018 and $50 per barrel in 2019. Boaz Energy believes that these put option contracts provide downside protection to the Trust in the event spot prices for crude oil decline below the applicable strike price, while still allowing the Trust to benefit from increasing crude oil prices. If prices for crude oil decline below the applicable strike prices, Boaz Energy could exercise its put option and receive payment generally equal to the difference between the applicable strike price and the market price for crude oil at the time of exercise, multiplied by the notional quantity of crude oil hedged under the applicable put option contract being exercised. After December 31, 2019, none of the production attributable to the Underlying Properties will be hedged.

8. Subsequent Events

Distribution to Unitholders. On July 20, 2018, the Trust declared a cash distribution of $0.129238 per Trust unit based principally upon production during the month of May 2018 to record holders as of July 31, 2018. The distribution will be paid on or about August 14, 2018, and the following table shows underlying oil and natural gas sales and average prices attributable to the distribution declared on July 20, 2018:

	Underlying Sales
	Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
May	48,664	62,590	$62.96	$3.86

Capital expenditures included in the distribution declared on July 20, 2018 totaled $0.37 million.

ITEM 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the Trust’s unaudited condensed financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”), the Trust’s audited financial statements and the accompanying notes included in the Prospectus and the “Discussion and Analysis of Results of Operations of the Underlying Properties” contained in the Prospectus.

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about the Trust and Boaz Energy that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” regarding projected distributions to unitholders and the financial position, business strategy, production, development activities, capital expenditures, underlying properties, net profit interests, oil and natural gas prices, derivative put option contracts, reserve growth and other plans and objectives for the future operations of Boaz Energy and the Trust are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected.

When used in this Quarterly Report the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Quarterly Report, could affect the future results of the energy industry in general, and Boaz Energy and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	the effect of changes in commodity prices or alternative fuel prices;

•	the reserves of the Underlying Properties;

•	risks associated with the drilling and operation of oil and natural gas wells;

•	the amount of future direct operating expenses, development expenses and other capital expenditures;

•	risks associated with Boaz Energy and its ability to transfer operation of the Underlying Properties to third parties without the approval of Trust unitholders;

•	the effect of existing and future laws and regulatory actions;

•	the impact of derivative instruments;

•	conditions in the capital markets;

•	competition from others in the energy industry;

•	uncertainty in whether development projects will be pursued;

•	uncertainty of estimates of oil and natural gas reserves and production;

•	the cost of developing the Underlying Properties; and

•	the cost of inflation.

You should not place undue reliance on any forward-looking statements. All forward-looking statements speak as of the date of this Quarterly Report. The Trust does not undertake any obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, unless the securities laws require it to do so.

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

Overview

The Trust is a statutory Trust created under the Delaware Statutory Trust Act on November 22, 2017. The affairs of the Trust are managed by Simmons Bank, as Trustee. Boaz Energy has no ability to manage the operations of the Trust. In addition, Wilmington Trust, National Association is the Delaware Trustee of the Trust. The Delaware Trustee has only minimal rights and duties as are necessary to satisfy the requirements of the Delaware Statutory Trust Act. The Trust’s purpose is to own the Net Profits Interest, to distribute to the Trust unitholders cash that the Trust receives in respect of the Net Profits Interest and to perform certain administrative functions in respect of the Net Profits Interest and the Trust units. Other than the foregoing activities, the Trust does not conduct any operations or activities. The Trust derives all or substantially all of its income and cash flow from the Net Profits Interest. The Net Profits Interest represents the right to receive 80% of the net profits from the sale of oil and natural gas production from the Underlying Properties. For U.S. federal income tax purposes, the Trust is treated as a grantor trust and not as an unincorporated business entity.

Although the Trust was formed on November 22, 2017, the conveyance of the Net Profits Interest did not occur until May 4, 2018, with an effective date of January 1, 2018, and no proceeds were received by the Trust from Boaz Energy during the three-month period ended March 31, 2018. As a result, the Trust did not recognize any income or make any distributions during the three-month period ended March 31, 2018.

Initial Public Offering. In May 2018, the Trust completed an initial public offering of 6,250,000 Trust units and Boaz Energy received net proceeds, after payment of underwriting discounts and commissions, of approximately $99.6 million. Upon completion of the offering, Boaz Energy owned 5,915,732 Trust units of the 12,165,732 Trust units issued and outstanding.

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

Distributions. The Trust makes monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and any cash reserves, to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date. Actual cash distributions to the Trust unitholders fluctuate monthly based on several factors including:

•	the volume of oil and natural gas produced and sold attributable to the Underlying Properties;

•	oil and natural gas sales prices;

•	the payments made or received by Boaz Energy pursuant to the derivative contracts;

•	direct operating expenses;

•	the amount of development expenditures made; and

•	general and administrative expenses of the Trust.

The Trust will dissolve upon the earliest to occur of the following: (i) the Trust, upon the approval of the holders of at least 75% of the outstanding units, sells the Net Profits Interest, (ii) the annual cash available for distribution to the Trust is less than $2 million for each of any two consecutive years, (iii) the holders of at least 75% of the outstanding Trust units vote in favor of dissolution, or (iv) the Trust is judicially dissolved.

Results of Trust Operations for the Three and Six Months Ended June 30, 2018

Distributable Income	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net profits income	$7,932,940	$7,932,940
Interest income	2,971	2,971

Total income	7,935,911	7,395,911
Administration expense	(264,370)	(264,370)
Cash reserves withheld for Trust expenses	0	0

Distributable income	$7,671,541	$7,671,541

Distributable income per unit (1)	$0.630584	$0.630584

(1)	Based on 12,165,732 Trust units issued and outstanding as of August 14, 2018.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended June 30, 2018 were as follows:

Record Date	Payment Date	Distribution per Unit
May 15, 2018	May 30, 2018	$0.350906
May 31, 2018	June 14, 2018	0.165942
June 29, 2018	July 16, 2018	0.113736

		$0.630584

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by Boaz Energy, and generally two months after oil and natural gas production. Net profits income is generally affected by three major factors:

•	oil and natural gas sales volumes;

•	oil and natural gas sales prices; and

•	costs deducted by Boaz Energy in the calculation of net profits income.

Net profits income for the three and six months ended June 30, 2018 was determined as shown in the following table:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Sales Volumes from the Underlying Properties (1)
Oil (Bbls)	217,906	217,906
Gas (Mcf)	224,364	224,364
Revenues
Oil revenue	$13,304,398	$13,304,398
Gas revenue	885,447	885,447
Other revenue	65,286	65,286

Total Revenues	$14,255,131	$14,255,131

Costs
Severance Tax	$660,482	$660,482
Property Tax	323,215	323,215
Production expense	2,275,295	2,275,295
Development costs	594,013	594,013
Other	485,950	485,950

Total costs	$4,338,955	$4,338,955

Net Proceeds	$9,916,176	$9,916,176

Net Profits Percentage	80%	80%

Net Profits Income	$7,932,940	$7,932,940

(1)

Because of the interval between time of production and receipt of net profits income by the Trust, oil and natural gas sales for the three and six month periods ended June 30, 2018 generally represent production for the period January through April 2018.

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

Administrative expenses include the Trustee and Delaware Trustee fees, accounting, engineering, legal, tax advisory and other professional fees. The Trust is also responsible for paying other expenses incurred as a result of being a publicly traded entity, including costs associated with annual, quarterly and monthly reports to Trust unitholders, Form 1099 preparation and distribution, NYSE listing fees, independent auditor fees and registrar and transfer agent fees. If the Trustee determines that cash on hand and cash to be received in respect of the Net Profits Interest are, or will be, insufficient to cover the Trust’s liabilities and expenses, the Trustee may cause the Trust to borrow funds to pay liabilities of the Trust. Pursuant to the Trust Agreement, the Trustee is authorized to retain cash from the distributions it receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due, however until May 31, 2019, the Trustee shall not retain any cash from monthly distributions pursuant to this clause and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust. Boaz Energy has provided the Trust with a $1.0 million Letter of Credit that may be drawn by the Trust to pay its administrative expenses. Commencing in the monthly period ending May 31, 2019 and continuing until the reserve described in clause (i) equals or exceeds $1.0 million, the Trustee will retain cash from distributions in such amount as the Trustee determines but not less than $25,000 per month or more than $100,000 per month. At such time as such reserve equals or exceeds $1.0 million, the Trustee is required to release the Letter of Credit.

If the Trustee causes the Trust to borrow funds, or if the Trustee draws on the Letter of Credit being provided by Boaz Energy, the Trust unitholders will not receive distributions until the borrowed funds or the amount drawn, as applicable, are repaid.

Boaz Energy Capital Expenditure Budget

Boaz Energy’s 2018 capital budget for the Underlying Properties was approximately $0.6 million. However, Boaz Energy advised the Trust that the capital expenditures during the second quarter of 2018 on the Underlying Properties were $966,937. These development costs primarily relate to successful wells in Glasscock, Ward, and Crane Counties that are not operated by Boaz Energy. Boaz Energy has advised the Trust that these wells have resulted in additional drilling locations on the Underlying Properties and that it now anticipates additional non-operated wells to be drilled in Ward and Crane Counties during the remainder of the year. Accordingly, Boaz Energy has revised its capital budget for the second half of 2018 to be $1.2 million. The Boaz Energy management team controls the amount and timing of capital expenditures for the Underlying Properties where it serves as operator.

Distributions Declared After Quarter End

On July 20, 2018, the Trust declared a cash distribution of $0.129238 per Trust unit to unitholders of record as of July 31, 2018. The distribution will be paid on or about August 14, 2018.

Critical Accounting Policies and Estimates

Refer to Note 2 to the unaudited condensed financial statements contained in Part I, Item I of this Quarterly Report and the audited financial statements of the Trust and notes thereto included in the Prospectus for a description of the Trust’s accounting policies and use of estimates.

Emerging Growth Company Status

The Trust is an “emerging growth company” as such term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For so long as the Trust is an emerging growth company, unlike public companies that are not emerging growth companies under the JOBS Act, the Trust will not be required to:

•	provide an auditor’s attestation report on the effectiveness of the system of internal control over financial reporting pursuant to Section 404(b) of Sarbanes-Oxley Act of 2002;

•

comply with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;

•

provide certain disclosure regarding executive compensation required of larger public companies or hold stockholder advisory votes on executive compensation required by the Dodd-Frank Wall Street Reform and Consumer Protection Act; or

•	obtain unitholder approval of any golden parachute payments not previously approved.

The Trust will cease to be an emerging growth company upon the earliest of:

•	the last day of the fiscal year in which the Trust has $1.07 billion or more in annual revenues;

•

the date on which the Trust becomes a “large accelerated filer” (the fiscal year-end on which the total market value of the Trust’s common equity securities held by non-affiliates is $700 million or more);

•	the date on which the Trust issues more than $1.0 billion of non-convertible debt over a three-year period; or

•	the last day of the fiscal year following the fifth anniversary of the Trust’s initial public offering.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. The Trust intends to take advantage of all of the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under Section 107 of the JOBS Act until it is no longer an emerging growth company. Accordingly, the information that the Trust provides you may be different than the information you may receive from other public companies in which you hold equity interests.

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

To mitigate the negative effects of a possible decline in oil prices on distributable income to the Trust, Boaz Energy entered into derivative put option contracts with respect to approximately 100% of expected oil production attributable to the Net Profits Interest during the remainder of 2018 and 76% of such production during 2019. These derivative contracts consist of put option contracts with strike prices of $60 per barrel in 2018 and $50 per barrel in 2019. Boaz Energy believes that these put option contracts provide downside protection to the Trust in the event spot prices for crude oil decline below the applicable strike price, while still allowing the Trust to benefit from increasing crude oil prices. After December 31, 2019, none of the production attributable to the Underlying Properties will be hedged.

Boaz Energy’s put option contracts attributable to the Underlying Properties are as follows:

Term	Hedged Oil Bbls	Strike Price
December 31, 2018	400,000	$60.00
December 31, 2019	480,000	$50.00

The Trust is entitled to any hedge payments received by Boaz Energy, and will bear any hedge settlement costs paid by Boaz Energy for the period beginning March 31, 2018 and continuing until December 31, 2019 when the derivative contracts expire.

The amounts received by Boaz Energy from the derivative contract counterparty upon settlement of the derivative contracts may increase the amount of net profits related to the Underlying Properties in calculating net profits. See “Computation of Net Profits — Net Profits Interest” in the Prospectus.

ITEM 4. Controls and Procedures

The Trustee conducted an evaluation of the Trust’s disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Exchange Act, designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust were effective as of June 30, 2018. In its evaluation of disclosure controls and procedures, the Trustee relied, to the extent considered reasonable, on information provided by Boaz Energy.

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

During the quarter ended June 30, 2018, the Trustee conducted an evaluation of its policies and procedures relating to internal control over financial reporting relating to the Trust. During the quarter ended June 30, 2018, there were no changes in the Trustee’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Boaz Energy.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

Risks Inherent in the Underlying Properties

Oil and natural gas prices are volatile, and lower oil and natural gas prices could reduce proceeds to the Trust and cash distributions to Trust unitholders.

The Trust’s reserves and monthly cash distributions are highly dependent upon the prices realized from the sale of oil and natural gas. Oil and natural gas are commodities, and their prices can be volatile and fluctuate widely in response to market uncertainty and relatively minor changes in the supply of and demand for oil and natural gas. For example, since 2014, the NYMEX WTI spot price for oil has declined from a high of $107.95 per Bbl in June 2014 to a low of $26.19 per Bbl in February 2016, with prices as of July 16, 2018 at $68.22 per Bbl, and the NYMEX Henry Hub spot price for natural gas has declined from a high of $8.15 per MMBtu in February 2014 to a low of $1.49 per MMBtu in March 2016, with prices as of July 16, 2018 at $2.76 per MMBtu. During 2017, oil prices generally remained within a range of $43.00 to $58.00 per barrel, with prices trending toward the higher end of that range during the last quarter of 2017.

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

Boaz Energy entered into derivative put option contracts with respect to approximately 100% of expected oil production attributable to the Net Profits Interest, based on the reserve report, during 2018 and 76% of such production during 2019. Boaz Energy has not entered into any derivative contracts relating to oil and natural gas volumes expected to be produced after December 31, 2019, and the terms of the conveyance of the Net Profits Interest prohibit Boaz Energy from entering into new hedging arrangements burdening the Trust or the Underlying Properties. As a result, the amount of the cash distributions will be subject to a greater fluctuation after December 31, 2019 due to changes in oil and natural gas prices. For a discussion of the derivative contracts, please read “The Underlying Properties — Derivative Arrangements” in the Prospectus.

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

The Trust Agreement provides that the Trust’s activities are limited to owning the Net Profits Interest and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyance related to the Net Profits Interest. As a result, the Trust is not permitted to acquire other oil and natural gas properties or net profits interests to replace the depleting assets and production attributable to the Net Profits Interest.

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

The prices received for Boaz Energy’s oil and natural gas production are usually lower than the relevant benchmark prices, such as NYMEX, that are used for calculating hedge positions. The difference between the price received and the benchmark price is called a basis differential. The differential may vary significantly due to market conditions, the quality and location of production and other factors, including a regional oversupply of oil in the Permian Basin due to current take-away constraints. For example, the average differential for oil produced and sold by Boaz Energy during the year ended December 31, 2017 was $3.31 per barrel less than the NYMEX price during the year ended December 31, 2017. In recent periods, Boaz Energy has experienced positive differentials for its natural gas production due primarily to the quality of the gas, but there is no assurance this positive differential will continue. Boaz Energy cannot accurately predict oil or natural gas differentials in the future. Increases in the differential between the realized price of oil and natural gas and the benchmark price for oil and natural gas could reduce the profits to the Trust, the cash distributions by the Trust and the value of the Trust units.

The amount of monthly cash distributions to Trust unitholders, if any, may vary significantly and is dependent on the net profits available from the production of the Underlying Properties. The Trust is not expected to consistently maintain or increase distributions over time, and it is possible that no distribution may be made with respect to any particular month.

The Trust’s revenues are highly dependent on oil and natural gas prices, which are volatile and the Trust indirectly bears an 80% share of all costs and expenses related to the Underlying Properties, and such expenses may be volatile. As a result, the cash received by the Trust and distributed to Trust unitholders may be unstable. The amount of cash distributed to Trust unitholders is subject to a variety of factors, including the price at which oil and natural gas produced from the Underlying Properties is sold. The volatility of these prices is due to factors beyond the control of the Trust and Boaz Energy and greatly affects Boaz Energy’s business, financial condition, results of operations and, as a result, cash available for distribution. The Trust is not expected to consistently maintain or increase distributions over time. Because the monthly distributions correlate with the net profits generated each month after payment of costs and expenses related to the Underlying Properties (including direct operating expenses and development expenses), future monthly distributions paid to the Trust unitholders will vary significantly from month to month and may be zero in any given month. Please read “Pro Forma and Projected Cash Available for Distribution by the Trust — Projected Cash Distributions” in the Prospectus.

Boaz Energy entered into derivative put option contracts with respect to approximately 100% of expected oil production attributable to the Net Profits Interest, based on the reserve report, during 2018 and 76% of such production during 2019. Boaz Energy has not entered into any derivative contracts relating to oil and natural gas volumes expected to be produced after December 31, 2019, and the terms of the conveyance of the Net Profits Interest prohibit Boaz Energy from entering into new hedging arrangements burdening the Trust or the Underlying Properties. As a result, the amount of the cash distributions will be subject to a greater fluctuation after December 31, 2019 due to changes in oil and natural gas prices. For a discussion of the derivative contracts, please read “The Underlying Properties — Derivative Arrangements” in the Prospectus.

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

In addition, the process of developing oil and natural gas wells and producing oil and natural gas on the Underlying Properties is subject to numerous risks beyond Boaz Energy’s control, including risks that could delay Boaz Energy’s or any third-party operators’ current drilling or production schedule and the risk that drilling will not result in commercially viable oil or natural gas production. The ability of the operators to carry out operations or to finance planned development expenses could be materially and adversely affected by any factor that may curtail, delay, reduce or cancel development and production, including:

•

delays imposed by or resulting from compliance with environmental and other governmental or regulatory requirements, including permitting requirements, limitations on or resulting from wastewater discharge and disposal of exploration and production wastes, including, subsurface injections, as well as additional regulation with respect to greenhouse gas (“GHG”) emissions;

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

The present value of future net cash flow from the proved reserves attributable to the Trust’s interest in the Underlying Properties, or standardized measure, and the related PV-10 calculation, may not represent the current market value of the Trust’s interest in the estimated proved oil and natural gas reserves of the Underlying Properties. In accordance with SEC requirements, the Trust bases the estimated discounted future net cash flow from estimated proved reserves on the 12-month average oil index prices, calculated as the unweighted arithmetic average for the first-day-of-the-month price for each month and costs in effect as of the date of the estimate, holding the prices and costs constant throughout the life of the properties. Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than current estimates. In addition, the 10% discount factor the Trust uses when calculating discounted future net cash flow for reporting requirements in compliance with the Financial Accounting Standard Board Codification 932, “Extractive Activities-Oil and Gas,” may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Trust or the oil and natural gas industry in general.

The Trust is passive in nature and neither the Trust nor the Trust unitholders have any ability to influence Boaz Energy or control the operation or development of the Underlying Properties.

The Trust units are a passive investment that entitle the Trust unitholder to only receive cash distributions from the Net Profits Interest being conveyed to the Trust. Trust unitholders have no voting rights with respect to Boaz Energy and, therefore, have no managerial, contractual or other ability to influence Boaz Energy’s activities or the operations of the Underlying Properties. Boaz Energy operated approximately 93% of the production from the Underlying Properties as of December 31, 2017 and is generally responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect such properties. Accordingly, Boaz Energy may take actions that are in its own interest that may be different from the interests of the Trust.

The derivative activities related to production from the Underlying Properties may not adequately protect the Trust from fluctuations in oil prices.

To achieve more predictable cash flows and reduce exposure to adverse fluctuations in the prices of oil through December 31, 2018, Boaz Energy entered into derivative put option contracts with respect to approximately 100% of expected oil production attributable to the Net Profits Interest, based on the reserve report, during the remainder of 2018 and 76% of such production during 2019. Even so, revenues from the Underlying Properties may fluctuate significantly as a result of the factors described below. In addition, Boaz Energy has not entered into any derivative contracts relating to oil and natural gas volumes expected to be produced after December 31, 2019.

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

The Trust indirectly bears an 80% share of all costs and expenses related to the Underlying Properties, such as direct operating expenses and development expenses (including waterflood expenses), which will reduce the amount of cash received by the Trust and distributed to Trust unitholders. Historical costs may not be indicative of future costs, and higher costs and expenses related to the Underlying Properties directly decrease the amount of cash received by the Trust in respect of its Net Profits Interest. Please read “The Underlying Properties — Historical and Unaudited Pro Forma Combined Financial and Operating Data of the Underlying Properties” in the Prospectus. For example, Boaz Energy currently anticipates making annual development expenditures ranging from approximately $0.6 million to $8.1 million annually, and aggregating $25.6 million, during the period ended December 31, 2022 and may in the future propose additional drilling, secondary recovery or other projects that significantly increase the capital expenditures associated with the Underlying Properties. While Boaz Energy is under no obligation to make such expenditures and the amount of such expenditures could vary substantially, any such expenditures would reduce cash available for distribution by the Trust. In addition, cash available for distribution by the Trust will be further reduced by the Trust’s general and administrative expenses, which are expected to be approximately $750,000 on an annualized basis for the twelve months ending April 30, 2019. For details about the Trust’s general and administrative expenses, please read “Description of the Trust Agreement — Fees and Expenses of the Trust” in the Prospectus.

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

In addition, the Trust is required to pay routine administrative expenses, such as the Trustee’s fees, accounting, engineering, legal, tax advisory and other professional fees and other fees and expenses applicable to public companies. The Trust is also be responsible for paying other expenses incurred as a result of being a publicly traded entity, including costs associated with annual, quarterly and monthly reports to Trust unitholders, Form 1099 preparation and distribution, NYSE listing fees, independent auditor fees and registrar and transfer agent fees. If the Trustee determines that cash on hand and cash to be received in respect of the Net Profits Interest are, or will be, insufficient to cover the Trust’s liabilities and expenses, the Trustee may cause the Trust to borrow funds to pay liabilities of the Trust. If the Trustee causes the Trust to borrow funds, or if the Trustee draws on the Letter of Credit being provided by Boaz Energy and described in the Prospectus under “Description of the Trust Agreement — Fees and Expense of the Trust,” the Trust unitholders will not receive distributions until the borrowed funds or the amount drawn, as applicable, are repaid.

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

Boaz Energy currently holds an aggregate of 5,915,732 Trust units. Pursuant to a lock-up agreement, Boaz Energy has agreed not to sell any Trust units for a period of 180 days after the date of the Prospectus without the consent of Wells Fargo Securities, LLC, Goldman Sachs & Co. LLC and UBS Securities LLC. Please read “Underwriting” in the Prospectus. In addition, Boaz Energy, could distribute the Trust units that it owns to its owners, including NGP Energy Capital Management (“NGP”), subject to any restrictions under Boaz Energy’s revolving credit facility and subject to such distributee’s compliance with the lock-up agreement. After such period, Boaz Energy or its owners, including NGP, may sell Trust units in the public or private markets, and any such sales could have an adverse impact on the price of the Trust units or on any trading market that may develop. The Trust has granted registration rights to Boaz Energy and its affiliates, including NGP, and their respective transferees, which, if exercised, would facilitate sales of Trust units by Boaz Energy or its owners, as applicable.

The trading price for the Trust units may not reflect the value of the Net Profits Interest held by the Trust.

The trading price for publicly traded securities similar to the Trust units tends to be tied to recent and expected levels of cash distributions as well as oil and natural gas prices. The amounts available for distribution by the Trust vary in response to numerous factors outside the control of the Trust, including prevailing prices for sales of oil and natural gas production from the Underlying Properties and the timing and amount of direct operating expenses and development expenses. Consequently, the market price for the Trust units may not necessarily be indicative of the value that the Trust would realize if it sold the Net Profits Interest to a third-party buyer. In addition, such market price may not necessarily reflect the fact that, since the assets of the Trust are depleting assets, a portion of each cash distribution paid with respect to the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, distributions made to a Trust unitholder over the life of these depleting assets may not equal or exceed the purchase price paid by the Trust unitholder.

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

•

Boaz Energy owns and operates oil and natural gas properties that are not included in the Underlying Properties. As a result, Boaz Energy’s management team may dedicate their time and effort to the management of these other properties. Additionally, Boaz Energy is under no obligation to dedicate financial resources to the Underlying Properties and may decide to direct capital expenditures to these other properties.

The Trust is administered by a Trustee who cannot be replaced except by a majority vote of the Trust unitholders at a special meeting, which may make it difficult for Trust unitholders to remove or replace the Trustee.

The affairs of the Trust are managed by the Trustee. Your voting rights as a Trust unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Trust unitholders or for an annual or other periodic re-election of the Trustee, and the Trust does not intend to hold annual meetings of Trust unitholders. The Trust Agreement provides that the Trustee may only be removed and replaced by the holders of a majority of the Trust units present in person or by proxy at a meeting of such holders where a quorum is present, including Trust units held by Boaz Energy, called by either the Trustee or the holders of not less than 10% of the outstanding Trust units. As a result, it is difficult for public Trust unitholders to remove or replace the Trustee without the cooperation of Boaz Energy so long as it holds a significant percentage of total Trust units.

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

Under the Delaware Statutory Trust Act, Trust unitholders are entitled to the same limitation of personal liability extended to stockholders of corporations for profit under the General Corporation Law of the State of Delaware. No assurance can be given, however, that the courts in jurisdictions outside of Delaware will give effect to such limitation.

The operations of the Underlying Properties are subject to environmental laws and regulations that could adversely affect the cost, manner or feasibility of conducting operations on them or result in significant costs and liabilities, which could reduce the amount of cash available for distribution to Trust unitholders.

The oil and natural gas exploration and production operations on the Underlying Properties are subject to stringent and comprehensive federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that apply to the operations on the Underlying Properties, including the requirement to obtain a permit before conducting drilling, secondary recovery, waste disposal or other regulated activities; the restriction of types, quantities and concentrations of materials that can be released into the environment; restrictions on water withdrawal and use; the incurrence of significant development expenses to install pollution or safety-related controls at the operated facilities; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and the imposition of substantial liabilities for pollution resulting from operations. For example, in June 2016, the U.S. Environmental Protection Agency (“EPA”) finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and natural gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements. Any such requirements could result in delays and increase the costs of development and production, reducing the profits available to the Trust and potentially impairing the economic development of the Underlying Properties. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often times requiring difficult and costly actions. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations on the Underlying Properties. Furthermore, the inability to comply with environmental laws and regulations in a cost-effective manner, such as removal and disposal of produced water and other generated oil and natural gas wastes, could impair the production of oil and natural gas from the Underlying Properties in a commercial manner, which could further result in a reduction of distributable cash to the Trust unitholders.

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

Climate change laws and regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the oil and natural gas produced from the Underlying Properties while the physical effects of climate change could disrupt production and result in significant costs in preparing for or responding to those effects.

In response to findings that emissions of carbon dioxide, methane and other “GHGs” present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, establish Prevention of Significant Deterioration (“PSD”), construction and Title V operating permit reviews for certain large stationary sources. Facilities required to obtain PSD permits for their GHG emissions are also required to meet “best available control technology” standards that are established on a case-by-case basis. EPA rulemakings related to GHG emissions could adversely affect operations on the Underlying Properties and restrict or delay operators ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and natural gas production sources in the United States on an annual basis, which include gathering and boosting facilities.

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

Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities, which could adversely impact the development of the Underlying Properties and the Trust’s ability to make cash distributions. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, droughts and other extreme climatic events; if any such effects were to occur, they could disrupt operations on the Underlying Properties or otherwise have a material adverse effect on their results of operations, competitive position or financial condition, which subsequently could reduce the amount of cash available for distribution to the Trust unitholders.

Certain plant or animal species present in the areas included in the Underlying Properties could be designated as endangered or threatened, which could limit the ability to expand some of the existing operations or to develop new wells.

The federal Endangered Species Act (“ESA”) and analogous state laws restrict activities that may affect endangered or threatened species or their habitats. Recently, there have been renewed calls to review protections currently in place for the dunes sagebrush lizard, whose habitat includes the Permian Basin, and to reconsider listing the species under the ESA. The designation of previously unidentified endangered or threatened species under such laws could limit Boaz Energy’s ability to expand some of its existing operations or to develop its properties, which could have a material adverse effect on its financial condition and results of operations, and reduce the amount of cash received by the Trust

The bankruptcy of Boaz Energy or any other third-party operator could adversely affect the operation of the wells and the development of the proved undeveloped reserves and interrupt or decrease distributions to Trust unitholders.

The value of the Net Profits Interest and the Trust’s ultimate cash available for distribution are highly dependent on Boaz Energy’s financial condition. Neither Boaz Energy nor any other operators of the Underlying Properties has agreed with the Trust to maintain a certain net worth or to be restricted by other similar covenants, and Boaz Energy is not obligated to retain and is not retaining all of the net proceeds of this offering to pay costs of operating and developing the Underlying Properties. In addition, Boaz Energy is not required to retain ownership of its Trust units and may sell such units or distribute such units, or the proceeds from the sale thereof, to its owners. The ability to develop and operate the Underlying Properties depends on Boaz Energy’s future financial condition and economic performance and access to capital, which in turn will depend upon the supply of and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of Boaz Energy.

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

Please read “Information about Boaz Energy II, LLC” in the Prospectus for additional information relating to Boaz Energy, including information relating to the business of Boaz Energy, historical financial statements of Boaz Energy and other financial information relating to Boaz Energy. Boaz Energy is not a reporting company following the initial public offering and will not be required to file periodic reports with the SEC pursuant to the Securities Exchange Act. Therefore, as a Trust unitholder, you will not have access to financial information about Boaz Energy.

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

In the past, Congress has considered legislation that would eliminate or modify the deduction for percentage or cost depletion with respect to the production of crude oil and natural gas. While no such proposal was included in the Tax Cuts and Jobs Act of 2017, no accurate prediction can be made as to whether any such legislation will be proposed or enacted in the future or, if enacted, what the specific provisions or the effective date of any such legislation would be, or whether it would have any effect on the Trust.

You are required to pay taxes on your share of the Trust’s income, even if you do not receive any cash distributions from the Trust.

Trust unitholders are treated as if they own the Trust’s assets and receive the Trust’s income and are directly taxable thereon as if no Trust were in existence. Because the Trust generates taxable income that could be different in amount than the cash the Trust distributes, you are required to pay any U.S. federal income taxes and, in some cases, state and local income taxes on your share of the Trust’s taxable income even if you receive no cash distributions from the Trust. You may not receive cash distributions from the Trust equal to your share of the Trust’s taxable income or even equal to the actual tax liability that results from that income.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

The Trust’s initial public offering of common units of beneficial interest was effected through a Registration Statement on Form S-1 (File No. 333-224191), which was declared effective by the SEC on May 1, 2018, and registered an aggregate of 6,250,000 common units that were sold at an initial public offering price of $17.00 per common unit, for an aggregate gross offering price of $106.25 million. Wells Fargo Securities, LLC, Goldman Sachs & Co. LLC and UBS Securities LLC, acted as representatives of the several underwriters of the offering.

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

Date: August 14, 2018

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