Form 10-Q
period 2018-09-30
PermRock Royalty Trust
filed 2018-11-14
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(855) 588-7839

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of November 14, 2018, 12,165,732 trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

Glossary of Terms

Bbl	Barrel (of oil).

Bcf	Billion cubic feet (of natural gas).

Btu	A British Thermal Unit, a common unit of energy measurement.

BOE	Barrel of oil equivalent.

Mcf	One thousand cubic feet (of natural gas).

MMBtu	One million Btus.

net proceeds	Gross proceeds received by Boaz Energy from the sale of production from the Underlying Properties, less applicable costs, as defined in the Net Profits Interest conveyance.

net profits income	Net proceeds multiplied by the net profits percentage of 80%, which is paid to the Trust by Boaz Energy. “Net profits income” is referred to as “royalty income” for tax reporting purposes.

Net Profits Interest	An interest in an oil and natural gas property measured by net profits from the sale of production, rather than a specific portion of production. An 80% net profits interest was conveyed to the Trust entitling the Trust to receive 80% of the net proceeds from the Underlying Properties.

non-operated	Working interests which are part of the Underlying Properties but are not operated by Boaz Energy.

NYMEX	The New York Mercantile Exchange is a commodity futures exchange that quotes prices for transactions which are the prices paid for various commodities, including oil and natural gas, throughout the world.

Trust units	Trust units representing beneficial interests in the Trust.

Underlying Properties	The interest in certain oil and natural gas properties from which the Net Profits Interest was conveyed by Boaz Energy. The Underlying Properties include working interests in oil and natural gas producing properties located in the Permian Basin in Texas.

working interest	An operating interest in an oil and natural gas property that provides the owner a specified share of production that is subject to all production expense and development costs.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, and Simmons Bank, as Trustee (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the final Prospectus filed with the SEC by the Trust on May 3, 2018 (the “Prospectus”). In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and Trust corpus of PermRock Royalty Trust at September 30, 2018, and the distributable income and changes in Trust corpus for the three-month and nine-month periods ended September 30, 2018, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
Cash and short-term investments	$1,596,870	$0
Receivable from Boaz Energy	10	10
Net Profits Interest (1)	91,328,247	0

TOTAL ASSETS	$92,925,127	$10

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$1,595,841	$0
Interest received but not distributed	1,029	0
Expense reserve (2)	0	0
Trust corpus (12,165,732 units of beneficial interest authorized and outstanding)	91,328,257	10

TOTAL LIABILITIES AND TRUST CORPUS	$92,925,127	$10

(1)	See Note 2 for further discussion of the Net Profits Interest.
(2)

The Trustee is authorized to retain cash from distributions received by the Trust to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust. Pursuant to the Trust Agreement (as defined below), as of September 30, 2018, the reserve had not yet been established and the Trust instead relied on the $1.0 million Letter of Credit (as defined below) provided by Boaz Energy. See Note 4 for further discussion of the expense reserve.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net profits income	$4,497,974	$12,430,914
Interest income	3,320	6,291

Total income	$4,501,294	$12,437,205
Administration expense	(206,068)	(470,438)
Interest received but not distributed	(1,029)	(1,029)
Cash reserves withheld for Trust expenses (1)	0	0

Distributable income	$4,294,197	$11,965,738

Distributable income per unit (2)	$0.352975	$0.983560

(1)

The Trustee is authorized to retain cash from distributions received by the Trust to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust. Pursuant to the Trust Agreement (as defined below), as of September 30, 2018, the reserve had not yet been established and the Trust instead relied on the $1.0 million Letter of Credit (as defined below) provided by Boaz Energy. See Note 4 for further discussion of the expense reserve.

(2)	Based on 12,165,732 Trust units issued and outstanding as of November 14, 2018.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Trust corpus, beginning of period	$93,158,007	$10
Conveyance of Net Profits Interest	0	95,809,136
Amortization of Net Profits Interest	(1,829,750)	(4,480,889)
Distributable income	4,294,197	11,965,738
Distributions declared	(4,294,197)	(11,965,738)

Trust corpus, end of period	$91,328,257	$91,328,257

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

The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale of oil and natural gas production from the Underlying Properties. The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties. The Trust has and will continue to make monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and any cash reserves, to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date. The Trust’s first distribution related to sales from production from January and February of 2018 and production expenses for the months of January, February and a portion of March of 2018. All distributions following the first distribution generally relate to sales from a one-month period.

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

•

Amortization of the investment in the Net Profits Interest is calculated on a unit-of-production basis and is charged directly to Trust corpus, and such amortization does not affect cash earnings of the Trust; and

•

The Trust’s investment in the Net Profits Interest is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost basis and, if an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.

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

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended September 30, 2018 were as follows:

Record Date	Payment Date	Distribution per Unit
July 31, 2018	August 14, 2018	$0.129238
August 31, 2018	September 17, 2018	0.092562
September 28, 2018	October 15, 2018	0.131175

		$0.352975

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

Agreements with Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. As of November 14, 2018, Boaz Energy owned 5,915,732 Trust units of the 12,165,732 Trust units issued and outstanding.

PERMROCK ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED (Unaudited)

7.	Commodity Hedges

The Trust is exposed to fluctuations in energy prices in the normal scope of business. To mitigate the negative effects of a possible decline in oil prices on distributable income to the Trust, Boaz Energy entered into derivative put option contracts with respect to approximately 100% of expected oil production attributable to the Net Profits Interest during the remainder of 2018 and 76% of such production during 2019. These derivative contracts consist of put option contracts with strike prices of $60 per barrel in 2018 and $50 per barrel in 2019. Boaz Energy believes that these put option contracts provide downside protection to the Trust in the event spot prices for crude oil decline below the applicable strike price, while still allowing the Trust to benefit from increasing crude oil prices. If prices for crude oil as quoted on NYMEX decline below the applicable strike prices, Boaz Energy could exercise its put option and receive payment generally equal to the difference between the applicable strike price and the market price for crude oil at the time of exercise, multiplied by the notional quantity of crude oil hedged under the applicable put option contract being exercised. After December 31, 2019, none of the production attributable to the Underlying Properties will be hedged.

8.	Subsequent Events

Distribution to Unitholders. On October 19, 2018, the Trust declared a cash distribution of $0.115880 per Trust unit based principally upon production during the month of August 2018 to record holders as of October 31, 2018. The distribution will be paid on or about November 15, 2018, and the following table shows underlying oil and natural gas sales and average prices attributable to the distribution declared on October 19, 2018:

	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
August	49,485	45,940	$55.76	$4.71

Capital expenditures included in the distribution declared on October 19, 2018 totaled $0.21 million.

ITEM 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

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

Distributions. The Trust makes monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and any cash reserves, to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date. Actual cash distributions to the Trust unitholders fluctuate monthly based on several factors including:

•	the volume of oil and natural gas produced and sold attributable to the Underlying Properties;

•	oil and natural gas sales prices;

•	any payments made or received by Boaz Energy pursuant to the derivative contracts;

•	direct operating expenses;

•	the amount of development expenditures made; and

•	general and administrative expenses of the Trust.

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

Results of Trust Operations for the Three and Nine Months Ended September 30, 2018

Distributable Income	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net profits income	$4,497,974	$12,430,914
Interest income	3,320	6,291

Total income	$4,501,294	$12,437,205
Administration expense	(206,068)	(470,438)
Interest received but not distributed	(1,029)	(1,029)
Cash reserves withheld for Trust expenses	0	0

Distributable income	$4,294,197	$11,965,738

Distributable income per unit (1)	$0.352975	$0.983560

(1)	Based on 12,165,732 Trust units issued and outstanding as of November 14, 2018.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended September 30, 2018 were as follows:

Record Date	Payment Date	Distribution per Unit
July 31, 2018	August 14, 2018	$0.129238
August 31, 2018	September 17, 2018	0.092562
September 28, 2018	October 15, 2018	0.131175

		$0.352975

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by Boaz Energy, and generally two months after oil and natural gas production. Net profits income is generally affected by three major factors:

•	oil and natural gas sales volumes;

•	oil and natural gas sales prices; and

•	costs deducted by Boaz Energy in the calculation of net profits income.

Net profits income for the three and nine months ended September 30, 2018 was determined as shown in the following table:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Sales Volumes from the Underlying Properties (1)
Oil (Bbls)	145,881	363,787
Gas (Mcf)	181,920	406,284

Revenues
Oil revenue	$8,757,104	$22,061,502
Gas revenue	769,429	1,654,876
Other revenue	27,589	92,875

Total Revenues	$9,554,122	$23,809,253

Costs
Severance Tax	$449,024	$1,109,506
Property Tax	311,608	634,823
Production expense	1,638,674	3,913,969
Development costs	1,166,347	1,760,360
Other	366,000	851,950

Total costs	$3,931,653	$8,270,608

Net Proceeds	$5,622,469	$15,538,645

Net Profits Percentage	80%	80%

Net Profits Income	$4,497,974	$12,430,914

(1)

Because of the interval between time of production and receipt of net profits income by the Trust, oil and natural gas sales for the three-month period ended September 30, 2018 generally represent production from May through July 2018, and oil and natural gas sales for the nine-month period ended September 30, 2018 generally represent production from the period of January through July 2018.

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

Administrative expenses include the Trustee and Delaware Trustee fees, accounting, engineering, legal, tax advisory and other professional fees, and Form 1099 preparation and distribution expenses. The Trust is also responsible for paying other expenses incurred as a result of being a publicly traded entity, including costs associated with annual, quarterly and current reports to the SEC, New York Stock Exchange (“NYSE”) listing fees, independent auditor fees and registrar and transfer agent fees. If the Trustee determines that cash on hand and cash to be received in respect of the Net Profits Interest are, or will be, insufficient to cover the Trust’s liabilities and expenses, the Trustee may cause the Trust to borrow funds to pay liabilities of the Trust. Pursuant to the Trust Agreement, the Trustee is authorized to retain cash from the distributions it receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due, however until May 31, 2019, the Trustee shall not retain any cash from monthly distributions pursuant to this clause and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust. Boaz Energy has provided the Trust with a $1.0 million Letter of Credit that may be drawn by the Trust to pay its administrative expenses. Commencing in the monthly period ending May 31, 2019 and continuing until the reserve described in clause (i) equals or exceeds $1.0 million, the Trustee will retain cash from distributions in such amount as the Trustee determines but not less than $25,000 per month or more than $100,000 per month. At such time as such reserve equals or exceeds $1.0 million, the Trustee is required to release the Letter of Credit.

If the Trustee causes the Trust to borrow funds, or if the Trustee draws on the Letter of Credit being provided by Boaz Energy, the Trust unitholders will not receive distributions until the borrowed funds or the amount drawn, as applicable, are repaid.

Boaz Energy Capital Expenditure Budget

Boaz Energy’s 2018 capital budget for the Underlying Properties was approximately $0.6 million. However, Boaz Energy revised its capital budget for the second half of 2018 to be $1.2 million due to increased development costs primarily related to wells in Glasscock, Ward, and Crane Counties that are not operated by Boaz Energy. Boaz Energy has advised the Trust that these successful wells have resulted in additional drilling locations on the Underlying Properties and that it now anticipates additional non-operated wells to be drilled in Ward and Crane Counties during the remainder of the year. The Boaz Energy management team controls the amount and timing of capital expenditures for the Underlying Properties where it serves as operator.

Distributions Declared After Quarter End

On October 19, 2018, the Trust declared a cash distribution of $0.115880 per Trust unit to unitholders of record as of October 31, 2018. The distribution will be paid on or about November 15, 2018.

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

Emerging Growth Company Status

The Trust is an “emerging growth company” as such term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For so long as the Trust is an emerging growth company, unlike public companies that are not emerging growth companies under the JOBS Act, the Trust will not be required to:

•	provide an auditor’s attestation report on the effectiveness of the system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002;

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

Additionally, the Trust is currently a “smaller reporting company” as defined in the Exchange Act and, in the event that the Trust is still considered a smaller reporting company at such time as it ceases being an emerging growth company, it will be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002 requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The Trust is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 4.	Controls and Procedures

The Trustee conducted an evaluation of the Trust’s disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Exchange Act, designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust were effective as of September 30, 2018. In its evaluation of disclosure controls and procedures, the Trustee relied, to the extent considered reasonable, on information provided by Boaz Energy.

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

During the quarter ended September 30, 2018, the Trustee conducted an evaluation of its policies and procedures relating to internal control over financial reporting relating to the Trust. During the quarter ended September 30, 2018, there were no changes in the Trustee’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Boaz Energy.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

Risks Inherent in the Underlying Properties

Oil and natural gas prices are volatile, and lower oil and natural gas prices could reduce proceeds to the Trust and cash distributions to Trust unitholders.

The Trust’s reserves and monthly cash distributions are highly dependent upon the prices realized from the sale of oil and natural gas. Oil and natural gas are commodities, and their prices can be volatile and fluctuate widely in response to market uncertainty and relatively minor changes in the supply of and demand for oil and natural gas. For example, since 2014, the NYMEX WTI spot price for oil has declined from a high of $107.95 per Bbl in June 2014 to a low of $26.19 per Bbl in February 2016, with prices as of October 1, 2018 at $75.30 per Bbl,, and the NYMEX Henry Hub spot price for natural gas has declined from a high of $8.15 per MMBtu in February 2014 to a low of $1.49 per MMBtu in March 2016, with prices as of October 1, 2018 at $3.09 per MMBtu. During 2017, oil prices generally remained within a range of $43.00 to $58.00 per barrel, with prices trending toward the higher end of that range during the last quarter of 2017.

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

The prices received for Boaz Energy’s oil and natural gas production are usually lower than the relevant benchmark prices, such as NYMEX, that are used for calculating hedge positions. The difference between the price received and the benchmark price is called a basis differential. The differential may vary significantly due to market conditions, the quality and location of production and other factors, including a regional oversupply of oil in the Permian Basin due to current take-away constraints. For example, the average differential for oil produced and sold by Boaz Energy during the year ended December 31, 2017 was $3.31 per barrel less than the NYMEX price during the year ended December 31, 2017. While in recent periods, Boaz Energy has experienced positive differentials for its natural gas production due primarily to the quality of the gas, it has simultaneously experienced negative differentials due to pipeline constraints in the Permian Basin. Further, there is no assurance this positive differential attendant to gas quality will continue, and Boaz Energy cannot accurately predict when the negative differential due to pipeline constraints will be relieved. Boaz Energy cannot accurately predict oil or natural gas differentials in the future. Increases in the differential between the realized price of oil and natural gas and the benchmark price for oil and natural gas could reduce the profits to the Trust, the cash distributions by the Trust and the value of the Trust units.

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

The projected cash distributions to Trust unitholders for the twelve months ending April 30, 2019 contained in the Prospectus are based on Boaz Energy’s assumptions and calculations, and Boaz Energy has not received an opinion or report on such projections from any independent accountants or engineers. Such projections are based on numerous assumptions about drilling, production, oil and natural gas prices, hedging activities, development expenses, and other matters that are inherently uncertain and are subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those estimated. In particular, these estimates assume that crude oil and natural gas production is sold at hypothetical prices that remain constant at $61.46 per Bbl for crude oil and $2.90 per Mcf for natural gas. However, actual sales prices going forward may be significantly lower. Additionally, these estimates assume the Underlying Properties will achieve the production volumes set forth in the reserve reports; however, actual production volumes may be significantly lower. If prices or production are lower than expected, the amount of cash available for distribution to Trust unitholders would be reduced.

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

In addition, the Trust is required to pay routine administrative expenses, such as the Trustee’s fees, accounting, engineering, legal, tax advisory and other professional fees, and Form 1099 preparation and distribution expenses. The Trust is also responsible for paying other expenses incurred as a result of being a publicly traded entity, including costs associated with annual, quarterly and current reports to the SEC, NYSE listing fees, independent auditor fees and registrar and transfer agent fees. If the Trustee determines that cash on hand and cash to be received in respect of the Net Profits Interest are, or will be, insufficient to cover the Trust’s liabilities and expenses, the Trustee may cause the Trust to borrow funds to pay liabilities of the Trust. If the Trustee causes the Trust to borrow funds, or if the Trustee draws on the Letter of Credit being provided by Boaz Energy and described in the Prospectus under “Description of the Trust Agreement — Fees and Expense of the Trust,” the Trust unitholders will not receive distributions until the borrowed funds or the amount drawn, as applicable, are repaid.

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

In addition, Boaz Energy may, without the consent of the Trust unitholders, require the Trust to release the Net Profits Interest associated with the sale of any interest in the Underlying Properties that accounted for no more than 1.0% of the total production from the Underlying Properties in the prior 12 months, provided that Boaz Energy may not require the release during any 365-day period of portions of the Net Profits Interest having an aggregate fair value to the Trust of greater than $500,000 (a “Qualified De Minimis Sale”). These releases will be made only in connection with a sale by Boaz Energy of the relevant Underlying Properties and the Trust will receive an amount equal to the fair value (net of sales costs) of the Net Profits Interest released. Boaz Energy has notified the Trust that it has identified an oil and gas property included within the Underlying Properties for a potential Qualified De Minimis Sale.

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

Boaz Energy faces various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the security of the facilities and infrastructure of Boaz Energy and of third parties on which Boaz Energy relies such as processing plants and pipelines; and threats from terrorist acts. The potential for such security threats has subjected Boaz Energy’s operations to increased risks that could have a material adverse effect on its business, which could reduce revenues that are available for distribution to the Trust unitholders. In particular, Boaz Energy’s implementation of various procedures and controls to monitor and mitigate security threats and to increase security for its information, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to Boaz Energy’s operation of the Underlying Properties, its calculation of gross and net profits and its remittance of payments in respect of the Net Profits Interest to the Trust. For instance, in March 2018 Boaz Energy was attacked by ransomware that encrypted its files. While this incident did not cause a material disruption to Boaz Energy’s systems or result in any material costs to Boaz Energy, future breaches could have a material adverse effect on Boaz Energy’s reputation, financial position, results of operations or cash flows which could adversely affect the Trust. Boaz Energy has informed the Trust that it has undergone system upgrades in response to such attack and as part of its continuing security measures.

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

Use of Proceeds

The Trust did not sell any Trust units in the IPO and the IPO did not generate any proceeds for the Trust. Boaz Energy received all the net proceeds of the offering. Boaz Energy has advised the Trust that all of the net proceeds have been applied as described in the Prospectus.

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

Date: November 14, 2018

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