Form 10-K
period 2018-12-31
PermRock Royalty Trust
filed 2019-04-01
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-38472

PERMROCK ROYALTY TRUST

(Exact name of registrant as specified in its charter)

Delaware	82-6725102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Simmons Bank, Trustee P.O. Box 470727 Fort Worth, Texas	76147
(Address of principal executive offices)	(Zip code)

(855) 588-7839

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of Trust units representing beneficial interests in PermRock Royalty Trust held by non-affiliates on June 29, 2018 (the last business day of its most recently completed second fiscal quarter) was approximately $101.4 million based on the closing price as quoted on the New York Stock Exchange. As of April 1, 2019, 12,165,732 Trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

PERMROCK ROYALTY TRUST

2018 ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-K (“Annual Report”) contains, and other materials filed or to be filed by the PermRock Royalty Trust (the “Trust”) with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Such forward-looking statements may be or may concern, among other things, Boaz Energy II, LLC’s (“Boaz Energy”) and Simmons Bank’s (as the trustee of the Trust (the “Trustee”)), expectations, beliefs and plans regarding: (i) drilling activity; (ii) streamlining existing waterflood operations and converting additional wells to injection wells; (iii) estimated present value of future cash flows; (iv) characteristics of the Underlying Properties, including estimates regarding oil and gas reserves; (v) the ability of derivative contracts to provide downside protection to the Trust in certain events; (vi) the impact of a loss of any major customers; (vii) reliance on third parties for facilities and services; (viii) the ability of Boaz Energy’s insurance coverage to cover certain claims; (ix) burdens and obligations affecting the Underlying Properties and their impact on the Underlying Properties and Net Profits Interest; (x) the quality of Boaz Energy’s title to the Underlying Properties; (xi) the impact of litigation on the Trust and regulatory matters; (xii) the tax treatment of the Net Profits Interest; (xiii) the treatment of the Net Profits Interest in the event of Boaz Energy’s bankruptcy; (xiv) distributions to Trust unitholders, including in the event of contingencies; and (xv) future cash retentions from distributions. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements are based on certain assumptions of the Trustee, and certain assumptions of information provided to the Trust by Boaz Energy, the owner of the Underlying Properties; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Boaz Energy; and involve risks and uncertainties. The following important factors, in addition to those discussed elsewhere in this Annual Report, could affect the future results of the energy industry in general, and Boaz Energy and the Trust in particular, and could cause actual results to differ materially from those projected in such forward-looking statements:

•	the effect of changes in commodity prices or alternative fuel prices;

•	uncertainties in estimating production and oil and natural gas reserves of the Underlying Properties;

•	risks associated with the drilling and operation of oil and natural gas wells;

•	the cost of developing the Underlying Properties;

•	the ability to maintain anticipated production levels;

•	the amount of future direct operating expenses, development expenses and other capital expenditures;

•	availability and terms of capital to fund capital expenditures;

•	risks associated with Boaz Energy and its ability to transfer operation of the Underlying Properties to third parties without the approval of Trust unitholders;

•	the performance of such third parties contracted by Boaz Energy and their ability or willingness to provide sufficient facilities and services to Boaz Energy on commercially reasonable terms;

•	the effect of existing and future laws and regulatory actions;

•	risks associated with derivative instruments, such as lower than expected production volumes, default of counterparties, and increases in price differentials;

•	conditions in the capital markets;

•	competition from others in the energy industry;

•	uncertainty in whether development projects will be pursued;

•	severe or unseasonable weather that may adversely affect production;

•	adequacy of Boaz Energy’s insurance coverage;

•

costs to comply with current and future governmental regulation of the oil and natural gas industry, including environmental, health and safety laws and regulations, and regulations with respect to hydraulic fracturing and the disposal of produced water;

•	the effect of existing and future laws and regulatory actions, including real estate, bankruptcy and tax legislation and the ability to accurately interpret the impact of such laws;

•	general economic conditions affecting the areas where we operate;

•	risks associated with title deficiencies that may arise with respect to the Underlying Properties and Boaz Energy’s ability to cure any such defects;

•	actions by Boaz Energy, including such that result in conflicts of interest, that adversely affect the Trust;

•	the ability to successfully estimate the impact of litigation matters, and certain accounting and tax matters;

•	the cost of inflation; and

•	the risk factors discussed in Item 1A of Part I of this Annual Report.

However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of this Annual Report, which could affect the future results of the energy industry in general, and the Trust and Boaz Energy in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Boaz Energy’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

Boaz Energy Information

As a holder of a net profits interest, the Trust relies on Boaz Energy for information regarding Boaz Energy and its affiliates; the Underlying Properties, including the operations, acreage, well and completion count, working interests, production volumes, sales revenues, capital expenditures, operating expenses, reserves, drilling plans, drilling results and leasehold terms related to the Underlying Properties; and factors and circumstances that have or may affect the foregoing. See Part II, Item 9A Controls and Procedures.

GLOSSARY OF TERMS

average realized sales price	The average sales price actually received for the sale of oil and natural gas, as distinguished from the NYMEX or other published prices.

Bbl	Barrel (of oil).

Bcf	Billion cubic feet (of natural gas).

Boe	Barrel of oil equivalent.

Btu	A British Thermal Unit, a common unit of energy measurement.

completion	The installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

developed oil and natural gas reserves	Reserves of any category that can be expected to be recovered (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well. See 17 CFR 210.4-10(aX6).

development well	A well drilled into a proved oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

differential	The difference between a benchmark price of oil and natural gas, such as the NYMEX crude oil spot, and the wellhead price received.

distributable income	An amount paid to Trust unitholders equal to the net profits income received by the Trust during a given period plus interest, less the expenses and payment of liabilities of the Trust, adjusted by any changes in cash reserves.

estimated future net revenues	Computed by applying current oil and natural gas prices (with consideration of price changes only to the extent provided by contractual arrangements and allowed by federal regulation) to estimated future production of proved oil and natural gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. See l7 CFR 210.4-10(c)(4)(A). “Estimated future net revenues” are sometimes referred to in this Annual Report on Form 10-K as “estimated future net cash flows.”

farm-in or farm-out agreement

An agreement under which the owner of a working interest in an oil or natural gas lease typically assigns the working interest or a portion of the working interest to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a “farm-in” while the interest transferred by the assignor is a “farm-out.”

field	An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

GAAP	United States generally accepted accounting principles.

gross acres or wells	The total acres or wells, as the case may be, in which a working interest is owned.

MBbl	One thousand barrels of crude oil or condensate.

MBoe	One thousand barrels of crude oil equivalent.

Mcf	One thousand cubic feet (of natural gas).

MMBbl	One million barrels of crude oil or condensate.

MMBoe	One million barrels of crude oil equivalent.

MMBtu	One million Btus.

MMcf	One million cubic feet (of natural gas).

natural gas liquids (NGL)	Those hydrocarbons that are separated from the gas as liquids through the process of absorption, condensation, or other methods in gas processing or cycling plants.

net profits	Gross profits received by Boaz Energy from the sale of production from the Underlying Properties, less applicable costs, as provided in the Conveyance.

net profits income	Net profits multiplied by the net profits percentage of 80%, which is paid to the Trust by Boaz Energy. “Net profits income” is referred to as “royalty income” for tax reporting purposes.

Net Profits Interest	An interest in an oil and natural gas property measured by net profits from the sale of production, rather than a specific portion of production. An 80% net profits interest was conveyed to the Trust entitling the Trust to receive 80% of the net profits from the Underlying Properties.

net acres or net wells	The sum of the fractional working interests owned by a given operator in gross acres or wells, as the case may be.

NGL	Natural gas liquids.

non-operated	Working interests which are part of the Underlying Properties but are not operated by Boaz Energy.

v

NYMEX	The New York Mercantile Exchange is a commodity futures exchange that quotes prices for transactions which are the prices paid for various commodities, including oil and natural gas, throughout the world.

plugging of abandoned wells	Activities to remove production equipment and seal off a well at the end of a well’s economic life.

proved developed reserves	Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

proved reserves

Those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. The area of the reservoir considered as proved includes (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons, as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil, elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty. Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

proved undeveloped reserves (PUDs)	Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

PV-10	The present value of estimated future net revenues using a discount rate of 10% per annum.

reasonable certainty	(i) If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered or (ii) if probabilistic methods are used, there should be at least a 90% probability that the quantities actually recovered will equal or exceed the estimate. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as changes due to increased availability of geoscience (geological, geophysical, and geochemical), engineering, and economic data are made to estimated ultimate recovery (EUR) with time, reasonably certain EUR is much more likely to increase or remain constant than to decrease. See 17 CFR 210.4-10(a)(24).

recompletion	The completion for production of an existing well bore in another formation from which that well has been previously completed.

reservoir	A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

secondary recovery	The second stage of hydrocarbon production during which an external fluid such as water or gas is injected into the reservoir through injection wells located in rock that has fluid communication with production wells. The purpose of secondary recovery is to maintain reservoir pressure and to displace hydrocarbons toward the wellbore. The most common secondary recovery techniques are gas injection and waterflooding.

Tcf	One trillion cubic feet of natural gas.

Trust units	Trust units representing beneficial interests in the Trust.

Underlying Properties	The interest in certain oil and natural gas properties from which the Net Profits Interest was conveyed by Boaz Energy. The Underlying Properties include working interests in oil and natural gas producing properties located in the Permian Basin in Texas.

waterflood	A method of secondary recovery in which water is injected into the reservoir formation to displace residual oil. The water from injection wells physically sweeps the displaced oil to adjacent production wells.

working interest	An operating interest in an oil and natural gas property that provides the owner a specified share of production that is subject to all production expense and development costs.

workover	Operations on a producing well to restore or increase production.

PART I

Item 1.	Business

General

PermRock Royalty Trust (the “Trust”) is a Delaware statutory trust formed on November 22, 2017 under the Delaware Statutory Trust Act pursuant to a trust agreement dated November 22, 2017, as amended and restated on May 4, 2018, by and among Boaz Energy II, LLC (“Boaz Energy”), as trustor, Simmons Bank, as Trustee (the “Trustee”), and Wilmington Trust, National Association, as Delaware Trustee (the “Delaware Trustee”) (such amended and restated trust agreement, as amended to date, the “Trust Agreement”). The Trust’s affairs are administered by the Trustee, which maintains its offices at 2200 West 7th Street, Suite 210, P.O. Box 470727 Fort Worth, Texas 76147.

The Trust was created to acquire and hold the Net Profits Interest for the benefit of the Trust unitholders pursuant to an agreement between Boaz Energy, the Trustee and the Delaware Trustee. The affairs of the Trust are managed by Simmons Bank, as Trustee. Boaz Energy has no ability to manage the operations of the Trust, and, to the fullest extent permitted by law, does not owe any fiduciary duties or liabilities to the Trust or the unitholders. In addition, Wilmington Trust, National Association is the Delaware Trustee of the Trust. The Delaware Trustee has only minimal rights and duties as are necessary to satisfy the requirements of the Delaware Statutory Trust Act.

In connection with the closing of the initial public offering of Trust units and pursuant to the Conveyance of Net Profits Interest (the “Conveyance”) effective May 4, 2018, Boaz Energy conveyed the Net Profits Interest to the Trust in exchange for Trust units. The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale of oil and natural gas production from the Underlying Properties. A description of the Underlying Properties is included under Item 2. Properties. The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties.

Immediately following the Conveyance, Boaz Energy completed an initial public offering of 6,250,000 of its Trust units. Upon completion of the offering, Boaz Energy owned 5,915,732 Trust units of the 12,165,732 Trust units issued and outstanding.

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

The Trust has made, and will continue to make, monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and any cash reserves, to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date. The Trust’s first distribution related to sales from production from January and February of 2018 and production expenses for the months of January, February and a portion of March of 2018. All distributions following the first distribution generally relate to sales from a one-month period.

The Trustee

The affairs of the Trust are managed by the Trustee. Boaz Energy has no ability to manage the operations of the Trust, and, to the fullest extent permitted by law, does not owe any fiduciary duties or liabilities to the Trust or the Trust unitholders.

The Trust has no employees. Administrative functions are performed by the Trustee pursuant to the Trust Agreement. The Trustee has no authority over or responsibility for, and no involvement with, any aspect of the oil and gas operations or other activities on the Underlying Properties. The duties of the Trustee are specified in the Trust Agreement and by the laws of the state of Delaware, except as modified by the Trust Agreement. The Trustee’s principal duties consist of:

•	collecting cash attributable to the Net Profits Interest;

•	paying expenses, charges and obligations of the Trust from the Trust’s assets;

•	distributing distributable cash to the Trust unitholders;

•	causing to be prepared and distributed a tax information report for each Trust unitholder and causing tax returns on behalf of the Trust to be prepared and filed;

•

causing to be prepared and filed reports required to be filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and by the rules of any securities exchange or quotation system on which the Trust Units are listed or admitted to trading;

•

causing to be prepared and filed a reserve report by or for the Trust by independent reserve engineers as of December 31 of each year in accordance with criteria established by the Securities and Exchange Commission (the “SEC”);

•	establishing, evaluating and maintaining a system of internal control over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	enforcing the rights under certain agreements; and

•	taking any action it deems necessary, desirable or advisable to best achieve the purposes of the Trust.

In connection with the formation of the Trust, the Trust entered into several agreements with Boaz Energy that impose obligations upon Boaz Energy that are enforceable by the Trustee on behalf of the Trust, including the Conveyance and a registration rights agreement. The Trustee has the power and authority under the Trust Agreement to enforce these agreements on behalf of the Trust. Additionally, the Trustee may from time to time supplement or amend the Conveyance and the registration rights agreement to which the Trust is a party without the approval of Trust unitholders, if such supplement or amendment does not have a material adverse effect on the Trust unitholders, in order to comply with changes in applicable law, or to affect the intent expressed in the initial public offering prospectus.

Under the Trust Agreement, following the monthly period ended April 30, 2019, the Trustee is authorized to retain cash up to $1.0 million from the distributions the Trust receives to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. The Trustee is authorized to retain cash only in such amounts as the Trustee deems appropriate to pay for future liabilities of the Trust. Accordingly, following the monthly period ended April 30, 2019, the Trustee will retain cash from distributions in amounts as the Trustee determines, but not less than $25,000 per month or more than $100,000 per month and, at such time as the Trust’s cash reserve equals or exceeds $1.0 million, the Trustee, on behalf of the Trust, will release the Letter of Credit (as described below under Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources).

Each month, the Trustee pays Trust obligations and expenses and distributes to the Trust unitholders the remaining proceeds received from the Net Profits Interest. The cash held by the Trustee as a reserve against future liabilities or for distribution at the next distribution date must be invested in:

•	interest bearing obligations of the United States government;

•	money market funds that invest only in United States government securities;

•	repurchase agreements secured by interest-bearing obligations of the United States government;

•	bank certificates of deposit;

•

other interest bearing accounts in FDIC-insured or national banks, including the Trustee, so long as the entire amount in such accounts is at all times fully insured by the Federal Deposit Insurance Corporation; or

•	the SEI SDIT Treasury II Fund, the Goldman Sachs Financial SquareSM Funds, and other similar funds commonly used by trust departments.

Alternatively, cash held for distribution at the next distribution date may be held in an FDIC-insured or national bank, including the Trustee, if the interest paid to the Trust at least equals amounts paid by the Trustee on similar deposits, and the Trustee may make other short-term investments with the funds distributed to the Trust. The Trust may not acquire any asset except the Net Profits Interest, cash and temporary cash investments, and it may not engage in any investment activity except investing cash on hand.

The Trust is not subject to any pre-set termination provisions based on a maximum volume of oil or natural gas to be produced or the passage of time. The Trust will dissolve upon the earliest to occur of the following:

•	the Trust, upon the approval of the holders of at least 75% of the outstanding Trust units, sells the Net Profits Interest;

•	the annual cash proceeds available for distribution to the Trust is less than $2.0 million for each of any two consecutive years;

•	the holders of at least 75% of the outstanding Trust units vote in favor of dissolution; or

•	the Trust is judicially dissolved.

Upon dissolution of the Trust, the Trustee would sell all of the Trust’s assets, either by private sale or public auction, and, after payment or the making of reasonable provision for payment of all liabilities of the Trust, distribute the net proceeds of the sale to the Trust unitholders.

Marketing and Post-Production Services

Pursuant to the terms of the Conveyance creating the Net Profits Interest, Boaz Energy has the responsibility to market, or cause to be marketed, the oil and natural gas production attributable to the Net Profits Interest in the Underlying Properties. The terms of the Conveyance restrict Boaz Energy from charging any fee for marketing production attributable to the Net Profits Interest other than fees for marketing paid to non-affiliates. Accordingly, a marketing fee will not be deducted (other than fees paid to non-affiliates) in the calculation of the Net Profits Interest’s share of net profits. The net profits from the sales of oil and natural gas production from the Underlying Properties attributable to the Net Profits Interest are determined based on the same price that Boaz Energy receives for sales of oil and natural gas production attributable to Boaz Energy’s interest in the Underlying Properties. However, in the event that the oil or natural gas is processed, the net profits will receive the same processing upgrade or downgrade as Boaz Energy.

During the year ended December 31, 2018, Boaz Energy and other third-party operators of the Underlying Properties sold the oil produced from the Underlying Properties to third-party purchasers. Oil production from the Underlying Properties is typically transported by pipeline or truck from the field to the closest gathering facility or refinery. Boaz Energy and other operators sell the majority of the oil production from the Underlying Properties under contracts based on geographic location using market sensitive pricing. The price received by the operators for the oil production from the Underlying Properties is usually based on a regional price applied to equal daily quantities in the month of delivery that is then reduced for differentials based upon delivery location and oil quality.

All natural gas produced from the Underlying Properties is marketed and sold to third-party purchasers. In all cases, the contract price is based on a percentage of a published regional index price, after adjustments for Btu content, transportation and related charges. Natural gas production is typically transported by pipeline to the closest gathering facility. Natural gas that is processed to remove NGLs is done under a percentage of proceeds contract and the Trust’s percentage of those proceeds are included in the Net Profits Interest.

For the year ended December 31, 2018, Boaz Energy reported that Phillips 66, Plains All American Pipeline and Sunoco, Inc. accounted for 27.45%, 29.01%, and 16.32%, respectively, of its total oil and natural gas revenues, and that no other purchaser accounted for 10% or more of the total revenue of the Underlying Properties. Boaz Energy does not believe that the loss of any of these parties as a purchaser of crude oil or natural gas production from the Underlying Properties would have a material impact on the business or operations of Boaz Energy or the Underlying Properties because of the large number of marketing firms and competitive nature of oil and gas purchasers in the Permian Basin.

Competition and Markets

The oil and natural gas industry is highly competitive. Boaz Energy competes with major oil and natural gas companies and independent oil and natural gas companies for oil and natural gas, equipment, personnel and markets for the sale of oil and natural gas. Many of these competitors are financially stronger than Boaz Energy, but even financially troubled competitors can affect the market because of their need to sell oil and natural gas at any price to attempt to maintain cash flow. Because Boaz Energy and the third party operators of the Underlying Properties are subject to competitive conditions in the oil and natural gas industry, the Trust’s Net Profits Interest is indirectly subject to those same competitive conditions.

Oil and natural gas compete with other forms of energy available to customers, primarily based on price. These alternate forms of energy include electricity, coal and fuel oils. Changes in the availability or price of oil, natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations and the ability to convert to alternate fuels and other forms of energy may affect the demand for oil and natural gas.

Future prices for oil and natural gas will directly impact Trust distributions, estimates of reserves attributable to the Trust’s interests and estimated and actual future net revenues to the Trust. In view of the many uncertainties that affect the supply and demand for oil and natural gas, neither the Trust nor Boaz Energy can make reliable predictions of future oil and natural gas supply and demand or future product prices. Nevertheless, lower product prices generally will result in lower distributions, lower estimates of reserves attributable to the Trust’s interests and lower estimated and actual future net revenues to the Trust.

All of the Trust’s assets are located in the United States. Boaz Energy and the third-party operators of the Underlying Properties sell the oil and natural gas produced from the Underlying Properties to third-party purchasers in the United States. Demand for natural gas generally is higher in the winter months, but otherwise seasonal factors do not affect the Trust.

Description of Trust Units

Each Trust unit is a unit of beneficial interest in the Trust assets and is entitled to receive cash distributions from the Trust on a pro rata basis. Each Trust unitholder has the same rights regarding each of his Trust units as every other Trust unitholder has regarding his units. The Trust units are in book-entry form only and are not represented by certificates. The Trust had 12,165,732 Trust units outstanding as of April 1, 2019.

Distributions and Income Computations

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the cash, if any, received by the Trust from the Net Profits Interest and other sources (such as interest earned on any amounts reserved by the Trustee) that month, over the Trust’s liabilities for that month. Available funds will be reduced by any cash the Trustee decides to hold as a reserve against future liabilities. The holders of Trust units as of the applicable record date are entitled to monthly distributions payable on or before the 10th business day after the record date.

Unless otherwise advised by counsel or the Internal Revenue Service (the “IRS”), the Trustee will treat the income and expenses of the Trust for each month as belonging to the Trust unitholders of record on the monthly record date. Trust unitholders generally will recognize income and expenses for tax purposes in the month the Trust receives or pays those amounts, rather than in the month the Trust distributes the cash to which such income or expenses (as applicable) relate. Minor variances may occur. For example, the Trustee could establish a reserve in one month that would not result in a tax deduction until a later month.

Transfer of Trust Units

Trust unitholders may transfer their Trust units in accordance with the Trust Agreement. The Trustee will not require either the transferor or transferee to pay a service charge for any transfer of a Trust unit. The Trustee may require payment of any tax or other governmental charge imposed for a transfer. The Trustee may treat the owner of any Trust unit as shown by its records as the owner of the Trust unit. The Trustee will not be considered to know about any claim or demand on a Trust unit by any party except the record owner. A person who acquires a Trust unit after any monthly record date will not be entitled to the distribution relating to that monthly record date.

Periodic Reports

The Trustee files all required Trust federal and state income tax and information returns. The Trustee prepares and mails or otherwise makes available to Trust unitholders annual reports that Trust unitholders need to correctly report their share of the income and deductions of the Trust. The Trustee also causes to be prepared and filed reports required to be filed under the Exchange Act and by the rules of any securities exchange or quotation system on which the Trust units are listed or admitted to trading, and will also cause the Trust to comply with all of the provisions of Sarbanes-Oxley, including but not limited to, establishing, evaluating and maintaining a system of internal control over financial reporting in compliance with the requirements of Section 404 thereof.

Each Trust unitholder and his representatives may examine, for any proper purpose, during reasonable business hours, the records of the Trust and the Trustee, subject to such restrictions as are set forth in the Trust Agreement.

Liability of Trust Unitholders

Under the Delaware Statutory Trust Act, Trust unitholders are entitled to the same limitation of personal liability extended to stockholders of private corporations for profit under the General Corporation Law of the State of Delaware. No assurance can be given, however, that the courts in jurisdictions outside of Delaware will give effect to such limitation.

Voting Rights of Trust Unitholders

The Trustee or Trust unitholders owning at least 10% of the outstanding Trust units may call meetings of Trust unitholders. The Trust is responsible for all costs associated with calling a meeting of Trust unitholders unless (i) such meeting is called by the Trust unitholders, in which case the Trust unitholders will be responsible for all costs associated with calling such meeting of Trust unitholders or (ii) such meeting is called for the purpose of approving the sale or release of the Net Profits Interest at Boaz Energy’s request, in which case the Trust will be responsible for 80% of all costs associated with calling such meeting of Trust unitholders and Boaz Energy will be responsible for 20% of such costs. Meetings must be held in such location as is designated by the

Trustee in the notice of such meeting. The Trustee must send notice of the time and place of the meeting and the matters to be acted upon to all of the Trust unitholders at least 20 days and not more than 60 days before the meeting. Trust unitholders representing a majority of Trust units outstanding must be present or represented to have a quorum. Each Trust unitholder is entitled to one vote for each Trust unit owned. Abstentions and broker non-votes shall not be deemed to be a vote cast.

Unless otherwise required by the Trust Agreement, a matter may be approved or disapproved by the affirmative vote of a majority of the Trust units present in person or by proxy at a meeting where there is a quorum. This is true, even if a majority of the total Trust units did not approve it. The affirmative vote of the holders of at least 75% of the outstanding Trust units is required to:

•	dissolve the Trust; or

•	amend the Trust Agreement (except with respect to certain matters that do not adversely affect the rights of Trust unitholders in any material respect).

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

Computation of Net Profits

Net Profits Interest

The provisions of the Conveyance governing the computation of the net profits are detailed and extensive. The following information summarizes the material provisions of the Conveyance related to the computation of the net profits, but is qualified in its entirety by the text of the Conveyance, which is incorporated by reference as an exhibit to this Annual Report on Form 10-K.

As set forth in the Conveyance, net profits are computed monthly, and (i) 80% of the aggregate net profits attributable to the sale of oil and natural gas production from the Underlying Properties and (ii) all amounts received pursuant to the derivative put option contracts (net of any costs associated therewith), received during each calendar month are paid to the Trust on or before the end of the following month. Boaz Energy does not pay to the Trust any interest on the net profits held by Boaz Energy prior to payment to the Trust, provided that such payments are timely made.

“Gross profits” means the aggregate amount received by Boaz Energy from and after January 1, 2018 from sales of oil and natural gas produced from the Underlying Properties that are attributable to a production month that occurs on or after January 1, 2018 (after deducting the appropriate share of all royalties and any overriding royalties, production payments and other similar charges (in each case, in existence as of January 1, 2018) and other than certain excluded proceeds, as described in the Conveyance), including all proceeds and consideration received (i) directly or indirectly, for advance payments, (ii) directly or indirectly, under take-or-pay and similar provisions of production sales contracts (when credited against the price for delivery of production) and (iii) under balancing arrangements. Gross profits do not include consideration for the transfer or sale of any Underlying Property by Boaz Energy or any subsequent owner to any new owner, unless the Net Profits Interest is released (as is permitted under certain circumstances). Gross profits also do not include any amount for oil or natural gas lost in production or marketing or used by the owner of the Underlying Properties in drilling, production and plant operations.

“Net profits” means, as more fully set forth in the Conveyance, gross profits less the following costs, expenses and, where applicable, losses, liabilities and damages in each case as incurred by Boaz Energy and attributable to the Underlying Properties on or after January 1, 2018 but that are not attributable to a production month that occurs prior to January 1, 2018 (as such items are reduced by any offset amounts, as described in the Conveyance):

•

all costs and expenses from and after April 1, 2018 for drilling and development activities on the Underlying Properties, including (i) all direct labor and other services necessary for drilling and developing the Underlying Properties, (ii) all materials purchased for use in, or in connection with, the drilling and development of the Underlying Properties, and (iii) any other operations with respect to the exploration or development of hydrocarbons from the Underlying Properties;

•

all costs and expenses associated with production, operation, maintenance and abandonment operations associated with the Underlying Properties, including (i) all direct labor and other services necessary for operating, producing and maintaining the Underlying Properties, (ii) treatment, dehydration, compression, separation and transportation, (iii) all materials purchased for use on, or in connection with operating, producing or maintaining, any of the Underlying Properties and (iv) any other operations with respect to the operation of hydrocarbons from the Underlying Properties;

•

all losses, costs, expenses, liabilities and damages with respect to the operation or maintenance of the Underlying Properties for (i) defending, prosecuting, handling, investigating or settling litigation, administrative proceedings, claims, damages, judgments, fines, penalties and other liabilities, (ii) the payment of certain judgments, penalties and other liabilities, (iii) the payment or restitution of any proceeds of hydrocarbons from the Underlying Properties, (iv) complying with applicable local, state and federal statutes, ordinances, rules and regulations, (v) tax or royalty audits and (vi) any other loss, cost, expense, liability or damage with respect to the Underlying Properties not paid or reimbursed under insurance;

•

all taxes, charges and assessments (excluding federal and state income, transfer, mortgage, inheritance, estate, franchise and like taxes) with respect to the ownership of, or production of hydrocarbons from, the Underlying Properties;

•

all insurance premiums attributable to the ownership or operation of the Underlying Properties for insurance actually carried with respect to the Underlying Properties, or any equipment located on any of the Underlying Properties, or incident to the operation or maintenance of the Underlying Properties;

•

all amounts and other consideration for (i) rent and the use of or damage to the surface, (ii) delay rentals, shut-in well payments and similar payments and (iii) fees for renewal, extension, modification, amendment, replacement or supplementation of the leases included in the Underlying Properties;

•

to the extent that Boaz Energy is not the operator of an Underlying Property, all amounts charged by the relevant operator as overhead, administrative or indirect charges specified in the applicable operating agreements or other arrangements covering such Underlying Property plus $50 per well located on such property in respect of overhead, administrative and indirect charges incurred by Boaz Energy;

•

to the extent that Boaz Energy is the operator of an Underlying Property, $350 per well located on such property in respect of Boaz Energy’s overhead, administrative and indirect charges associated with such Underlying Property;

•

if, as a result of the occurrence of the bankruptcy or insolvency or similar occurrence of any purchaser of hydrocarbons produced from the Underlying Properties, any amounts previously credited to the determination of the net profits are reclaimed from Boaz Energy, then the amounts reclaimed;

•	all costs and expenses for recording the Conveyance and, at the applicable times, terminations and/or releases thereof;

•	amounts previously included in gross profits but subsequently paid as a refund, interest or penalty; and

•

at the option of Boaz Energy (or any subsequent owner of the Underlying Properties), amounts reserved for ad valorem taxes, property taxes and future development expenses, including well drilling, recompletion and workover costs, which amounts will at no time exceed $3.0 million in the aggregate, and will be subject to the limitations described below (provided that such costs shall not be debited from gross profits when actually incurred).

The per well overhead charges described in the seventh and eighth bullet point paragraphs above will be adjusted at the beginning of each year based on the adjustment procedures contained in the 2005 version of the accounting procedures published by the Council of Petroleum Accountants Societies, Inc., which is attached to the Conveyance.

As described above, the costs deducted in the net profits determination are reduced by certain offset amounts. The offset amounts are further described in the Conveyance, and include, among other things, certain net proceeds attributable to the treatment or processing of hydrocarbons produced from the Underlying Properties and certain other non-production revenues, including salvage value for equipment related to plugged and abandoned wells. If the offset amounts exceed the costs during a monthly period, the ability to use such excess amounts to offset costs will be deferred and utilized as offsets in the next monthly period to the extent such amounts, plus accrued interest thereon, together with other offsets to costs, for the applicable month, are less than the costs arising in such month.

The Trust is not liable to the owners of the Underlying Properties or the operators for any operating, capital or other costs or liabilities attributable to the Underlying Properties. In the event that the net profits for any computation period is a negative amount, the Trust will receive no payment for that period, and any such negative amount plus accrued interest will be deducted from gross profits in the following computation period for purposes of determining the net profits for that following computation period.

Gross profits and net profits are calculated on a cash basis, except that certain costs, primarily ad valorem taxes and expenditures of a material amount, may be determined on an accrual basis.

Derivative Contracts

Boaz Energy entered into derivative put option contracts with respect to approximately 100% of expected oil production attributable to the Net Profits Interest, based on the reserve report, for the period from its initial public offering through December 31, 2018. Boaz Energy has entered into derivative put option contracts with respect to approximately 76% of such production during 2019. Boaz Energy believes that these put option contracts will provide downside protection to the Trust in the event spot prices for crude oil decline below the applicable strike price, while still allowing the Trust to benefit from increasing crude oil prices. Boaz Energy has not entered into any derivative contracts relating to oil and natural gas volumes expected to be produced after December 31, 2019, and the terms of the Conveyance prohibit Boaz Energy from entering into new hedging arrangements burdening the Trust. As a result, the amount of the cash distributions will be subject to a greater fluctuation after December 31, 2019 due to changes in oil and natural gas prices.

Additional Provisions

If a controversy arises as to the sales price of any production, then for purposes of determining gross profits:

•	any proceeds that are withheld for any reason (other than at the request of Boaz Energy) are not considered received until such time that the proceeds are actually collected;

•	amounts received and promptly deposited with a nonaffiliated escrow agent will not be considered to have been received until disbursed to it by the escrow agent; and

•	amounts received and not deposited with an escrow agent will be considered to have been received.

The Trustee is not obligated to return any cash received from the Net Profits Interest. Any overpayments made to the Trust by Boaz Energy due to adjustments to prior calculations of net profits or otherwise will reduce future amounts payable to the Trust until Boaz Energy recovers the overpayments plus interest at a prime rate (as described in the Conveyance).

The Conveyance generally permits Boaz Energy to transfer without the consent or approval of the Trust unitholders all or any part of its interest in the Underlying Properties, subject to the Net Profits Interest. The Trust unitholders are not entitled to any proceeds from a sale or transfer of Boaz Energy’s interest. Except in certain cases where the Net Profits Interest is released, following a sale or transfer, the Underlying Properties will continue to be subject to the Net Profits Interest, and the gross profits attributable to the transferred property will be calculated (as part of the computation of net profits described in this Annual Report), paid and distributed by the transferee to the Trust. Boaz Energy has no further obligations, requirements or responsibilities with respect to any such transferred interests.

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

The Trust announced on November 19, 2018 that Boaz Energy had sold and assigned its interest in certain leases located in Ward County, Texas as a result of a Qualified De Minimis Sale as contemplated by Section 3.02(c) of the Trust Agreement. Boaz Energy received $234,341 in consideration of the sale of its interest, which amount was included in the Trust’s December 2018 distribution to unitholders. As of April 1, 2019, the Trustee has not been notified that Boaz Energy has identified for sale any other of the Underlying Properties.

In addition, Boaz Energy may cause the Trustee to (i) sell all or any part of the Trust estate, including all or any portion of the Net Profits Interest or (ii) release any portion of the Net Profits Interest in connection with the sale, free from and unburdened by the Net Profits Interest, by Boaz Energy and/or its affiliates of a divided or undivided portion of their interests in the Underlying Properties, if approved by Trust unitholders holding at least 75% of the outstanding Trust units, provided that, after December 31, 2022, such a sale or release shall require approval of a majority of the outstanding Trust units if Boaz Energy and its affiliates own less than 25% of the outstanding Trust units. The net proceeds of any such sale or the consideration received in respect of such release, as applicable, will be distributed to the Trust unitholders in the manner approved by the Trust unitholders at such meeting.

As the designated operator of a property comprising the Underlying Properties, Boaz Energy may enter into farm-out, operating, participation and other similar agreements to develop the property, but any transfers made in connection with such agreements will be made subject to the Net Profits Interest. Boaz Energy may enter into any of these agreements without the consent or approval of the Trustee or any Trust unitholder.

Boaz Energy has the right to release, surrender or abandon its interest in any Underlying Property that will no longer produce (or be capable of producing) hydrocarbons in paying quantities (determined without regard to the Net Profits Interest). Upon such release, surrender or abandonment, the portion of the Net Profits Interest relating to the affected property will also be released, surrendered or abandoned, as applicable. Boaz Energy also has the right to abandon an interest in the Underlying Properties if (a) such abandonment is necessary for health, safety or environmental reasons or (b) the hydrocarbons that would have been produced from the abandoned portion of the Underlying Properties would reasonably be expected to be produced from wells located on the remaining portion of the Underlying Properties.

Boaz Energy must maintain books and records sufficient to determine the amounts payable for the Net Profits Interest to the Trust. Monthly and annually, Boaz Energy must deliver to the Trustee a statement of the computation of the net profits for each computation period. The annual computation shall be audited. The Trustee has the right to inspect, review and audit the books and records maintained by Boaz Energy during normal business hours and upon reasonable notice.

U.S. Federal Income Tax Matters

The following is a summary of certain U.S. federal income tax matters that may be relevant to the Trust unitholders. This summary is based upon current provisions of the Internal Revenue Code of 1986, as amended (the “Code”), existing and proposed regulations thereunder (the “Treasury Regulations”) and current administrative rulings and court decisions, all of which are subject to changes that may or may not be retroactively applied. No attempt has been made in the following summary to comment on all U.S. federal income tax matters affecting the Trust or the Trust unitholders.

The summary has limited application to non-U.S. persons and persons subject to special tax treatment such as, without limitation: banks, insurance companies or other financial institutions; Trust unitholders subject to the alternative minimum tax; tax-exempt organizations; dealers in securities or commodities; regulated investment companies; real estate investment trusts; traders in securities that elect to use a mark-to-market method of accounting for their securities holdings; non-U.S. Trust unitholders that are “controlled foreign corporations” or “passive foreign investment companies”; persons that are S-corporations, partnerships or other pass-through entities; persons that own their interest in the Trust units through S-corporations, partnerships or other pass-through entities; persons that at any time own more than 5% of the aggregate fair market value of the Trust units; expatriates and certain former citizens or long-term residents of the United States; U.S. Trust unitholders whose functional currency is not the U.S. dollar; persons who hold the Trust units as a position in a hedging transaction, “straddle”, “conversion transaction” or other risk reduction transaction; or persons deemed to sell the Trust units under the constructive sale provisions of the Code. Each Trust unitholder should consult his own tax advisor with respect to his particular circumstances.

Classification and Taxation of the Trust

Tax counsel to the Trust advised the Trust at the time of formation that, for U.S. federal income tax purposes, in its opinion, the Trust will be treated as a grantor trust and not as an unincorporated business entity. No ruling has been or will be requested from the IRS with respect to the U.S. federal income tax treatment of the Trust, including as to the status of the Trust as a grantor trust. Thus, no assurance can be provided that the tax treatment of the Trust would be sustained by a court if contested by the IRS or another taxing authority. The remainder of the discussion below is based on tax counsel’s opinion that the Trust will be classified as a grantor trust for U.S. federal income tax purposes.

As a grantor trust, the Trust is not subject to U.S. federal income tax at the trust level. Rather, each Trust unitholder is considered for U.S. federal income tax purposes, to own its proportionate share of the Trust’s assets directly as though the Trust were not in existence. The income of the Trust is deemed to be received or accrued by each Trust unitholder at the time such income is received or accrued by the Trust, rather than when distributed by the Trust. Each Trust unitholder is subject to tax on its proportionate share of the income and gain attributable to the assets of the Trust and is entitled to claim its proportionate share of the deductions and expenses attributable to the assets of the Trust, subject to applicable limitations, in accordance with the Trust unitholder’s tax method of accounting and taxable year without regard to the taxable year or accounting method employed by the Trust. Trust unitholders should be entitled to deductions for the greater of either cost depletion or (if allowable) percentage depletion with respect to income from the Net Profits Interest.

The Trust files annual information returns, reporting to the Trust unitholders all items of income, gain, loss, deduction and credit. The Trust allocates these items of income, gain, loss, deduction and credit to Trust unitholders based on record ownership on each monthly record date. It is possible that the IRS or another taxing authority could disagree with this allocation method and assert that income and deductions of the Trust should be determined and allocated on a daily or prorated basis, which could require adjustments to the tax returns of the affected Trust unitholders and result in an increase in the administrative expense of the Trust in subsequent periods.

Under current law, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 37%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) is 20%. The highest marginal U.S. federal income tax rate applicable to corporations is 21%, and such rate applies to both ordinary income and capital gains.

In addition, a 3.8% Medicare contribution tax is imposed on certain investment income earned by individuals, estates, and trusts. For these purposes, investment income generally will include a Trust unitholder’s allocable share of the income from the Net Profits Interest plus the gain recognized from a sale of Trust units. In the case of an individual, the tax is imposed on the lesser of (i) the individual’s net investment income from all investments, or (ii) the amount by which the individual’s modified adjusted gross income exceeds specified threshold levels depending on such individual’s U.S. federal income tax filing status. In the case of an estate or trust, the tax is imposed on the lesser of (i) undistributed net investment income, or (ii) the excess adjusted gross income over the dollar amount at which the highest income tax bracket applicable to an estate or trust begins.

Upon the sale or other taxable disposition of Trust units, a Trust unitholder will be treated as having sold his share of the Net Profits Interest and must treat as ordinary income the depletion recapture amount, which is an amount equal to the lesser of the gain on such sale or other taxable disposition or the sum of the prior depletion deductions taken with respect to the Trust units, but not in excess of the initial tax basis of the Trust units.

Classification of the Net Profits Interest

Tax counsel to the Trust advised the Trust at the time of formation that, for U.S. federal income tax purposes, based on the reserve report and representations made by Boaz Energy regarding the expected economic life of the Underlying Properties and the expected duration of the Net Profits Interest, the Net Profits Interest will be treated as a continuing, non-operating economic interest in the nature of a royalty payable out of production from the mineral interests it burdens.

No assurance can be given that the IRS or another taxing authority will not assert that the Net Profits Interest should be treated differently. Any such different treatment could affect the amount, timing and character of income, gain or loss in respect of an investment in Trust units.

Reporting Requirements for Widely Held Fixed Investment Trusts

The Trustee assumes that some Trust units are held by middlemen, as such term is broadly defined in the Treasury Regulations (and includes custodians, nominees, certain joint owners and brokers holding an interest for a custodian in street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Simmons Bank, EIN 71-0162300, P.O. Box 470727 Fort Worth, Texas 76147, telephone number (855) 588-7839, is the representative of the Trust that will provide the tax information in accordance with applicable Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding Trust units on behalf of Trust unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury Regulations with respect to such Trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust units. Any generic tax information provided by the Trustee of the Trust is intended to be used only to assist Trust unitholders in the preparation of their U.S. federal and state income tax returns.

Available Trust Tax Information

In compliance with the Treasury Regulations reporting requirements for WHFITs and the dissemination of Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Trust unitholders in the preparation of their federal and state income tax returns. This tax information booklet can be obtained at www.permrock.com.

Regulation of Environmental and Occupational Safety and Health Matters

Oil, natural gas and NGL exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment or occupational health and safety. These laws and regulations have the potential to impact production and development operations on the Underlying Properties, including requirements to:

•	obtain permits to conduct regulated activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas;

•	restrict the types, quantities and concentration of materials that can be released into the environment in the performance of drilling and production activities;

•	initiate investigatory and remedial measures to mitigate pollution from former or current operations, such as restoration of drilling pits and plugging of abandoned wells; and

•	apply specific health and safety criteria addressing worker protection.

Failure to comply with environmental laws and regulations may result in the assessment of administrative, civil and criminal sanctions, including monetary penalties, the imposition of strict, joint and several liability, investigatory and remedial obligations and the issuance of injunctions limiting or prohibiting some or all of the operations on the Underlying Properties. Moreover, these laws, rules and regulations may restrict the rate of oil, natural gas and NGL production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly construction, drilling, water management, completion, emission or discharge limits or waste handling, disposal or remediation obligations could increase the cost to Boaz Energy of developing the Underlying Properties. Moreover, accidental releases or spills may occur in the course of operations on the Underlying Properties, causing Boaz Energy to incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons.

Increased costs or operating restrictions on the Underlying Properties as a result of compliance with or liability under environmental laws could result in reduced exploratory and production activities on the Underlying Properties and, as a result, distributable cash to the Trust unitholders. The following is a summary of certain existing environmental, health and safety laws and regulations, each as amended from time to time, to which operations on the Underlying Properties are subject.

Hazardous Substances and Waste Handling

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. Under CERCLA, these “responsible persons” may include the owner or operator of the site where the release occurred, and entities that transport, dispose of or arrange for the transport or disposal of hazardous substances released at the site. These responsible persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

The Resource Conservation and Recovery Act (“RCRA”) and comparable state laws control the management and disposal of hazardous and non-hazardous waste. These laws and regulations govern the generation, storage, treatment, transfer and disposal of wastes generated. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of oil, natural gas and NGLs, if properly handled, are currently exempt from regulation as hazardous waste under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste provisions, state laws or other federal laws. However, it is possible that certain oil, natural gas and NGL drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production related oil, natural gas and NGL wastes from regulation as hazardous wastes under RCRA. The consent decree requires the EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil, natural gas and NGL wastes or to sign a determination that revision of the regulations is not necessary. If the EPA proposes rulemaking for revised oil and natural gas regulations, the consent decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. Any such change could result in an increase in the costs to manage and dispose of wastes, which could increase the costs of Boaz Energy’s operations.

Certain of the Underlying Properties have been used for oil and natural gas exploration and production for many years. Although the operators may have utilized operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons and wastes may have been disposed of or released on or under the Underlying Properties, or on or under other offsite locations where these petroleum hydrocarbons and wastes have been taken for recycling or disposal. The Underlying Properties and the petroleum hydrocarbons and wastes disposed or released thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, the owner or operator could be required to remove or remediate previously disposed wastes, to clean up contaminated property and to perform remedial operations such as restoration of pits and plugging of abandoned wells to prevent future contamination or to pay some or all of the costs of any such action.

Water Discharges

The Federal Water Pollution Control Act, also known as the “Clean Water Act,” and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil, into federal and state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Obtaining permits has the potential to delay the development of oil and natural gas projects. In addition, federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In June 2015, the EPA and the U.S. Army Corps of Engineers (the “Corps”) published a final rule attempting to clarify the federal jurisdictional reach over waters of the United States (“WOTUS”). Several legal challenges to the rule followed, along with attempts to stay implementation following the change in presidential administration. Currently, the WOTUS rule is active in some states and enjoined in others. However, on December 11, 2018, the EPA and the Corps proposed changes to regulations under the CWA that would provide discrete categories of jurisdictional waters and tests for determining whether a particular waterbody meets any of those classifications. Several groups have already announced their intentions to challenge the proposed rule. Therefore, the scope of jurisdiction under the CWA is uncertain at this time. Spill prevention, control and countermeasure plan requirements imposed under the Clean Water Act require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Oil Pollution Act of 1990, as amended, or “OPA,” amends the Clean Water Act and establishes strict liability and natural resource damages liability for unauthorized discharges of oil into waters of the United States. OPA requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst case discharge of oil into waters of the United States.

Air Emissions

The CAA and comparable state laws restrict the emission of air pollutants from many sources through air emissions permitting programs and also impose various monitoring and reporting requirements. These laws and regulations may require Boaz Energy to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or incur development expenses to install and utilize specific equipment or technologies to control emissions. For example, in June 2016 the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements. Any such requirements could increase the costs of development and production on the Underlying Properties, potentially impairing the economic development of the Underlying Properties and reducing the amount of cash distributable to Trust unitholders. Obtaining permits has the potential to delay the development of oil and natural gas projects. Federal and state regulatory agencies may impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.

Climate Change

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the CAA that, among other things, establish PSD, construction and Title V operating permit reviews for certain large stationary sources.

At the federal level, no comprehensive climate change legislation has been implemented to date. The EPA has, however, adopted rules under authority of the CAA that, among other things, establish Potential for Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions. Under these regulations, facilities required to obtain PSD permits must meet “best available control technology” standards for those GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the U.S., including, among others, onshore and offshore production facilities, which include certain operations on the Underlying Properties. The EPA has expanded the GHG reporting requirements to all segments of the oil and natural gas industry, including gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells.

Federal agencies also have begun directly regulating emissions of methane from oil and natural gas operations. For example, in June 2016, the EPA published New Source Performance Standards (“NSPS”), known as Subpart OOOOa, that requires certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. Following the change in presidential administration, there have been attempts to modify these regulations, and litigation concerning the regulations is ongoing. As a result, we cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements.

At the international level, in December 2015, the United States and 194 other participating countries adopted the Paris Agreement, which calls for each participating country to establish their own nationally determined standards for reducing carbon output. However, in August 2017 the United States notified the United Nations that it would be withdrawing from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may reenter the Paris Agreement or separately negotiated agreement are unclear at this time. Various state and local governments have publicly committed to furthering the goals of the Paris Agreement.

The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions for Boaz Energy, and could have a material adverse effect on our business, financial condition and results of operations. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that oil and gas will continue to represent a major share of global energy use through 2040, and other private sector studies project continued growth in demand for the next two decades. However, recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector. Moreover, activist shareholders have introduced proposals that may seek to force companies to adopt aggressive emission reduction targets or to shift away from more carbon-intensive activities. While we cannot predict the outcomes of such proposals, they could make it more difficult for Boaz Energy to engage in exploration and production activities, ultimately reducing distributable cash to Trust unitholders. Finally, many scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect on operations of the Underlying Properties and, as a result, the amount of cash distributable to Trust unitholders.

Hydraulic Fracturing Activities

Boaz Energy engages in hydraulic fracturing. Hydraulic fracturing is a common practice that is used to stimulate production of hydrocarbons from tight formations, including shales. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Currently, hydraulic fracturing is generally exempt from regulation under the U.S. Safe Drinking Water Act’s Underground Injection Control program and is typically regulated by state oil and gas commissions or similar agencies.

However, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, in June 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. Additionally, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain limited circumstances. From time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. In the event that new federal restrictions relating to the hydraulic fracturing process are adopted in areas where we own mineral or royalty interests, Boaz Energy may incur additional costs or permitting requirements to comply with such federal requirements that may be significant and that could result in added delays or curtailment in Boaz Energy’s pursuit of exploration, development or production activities, which would in turn reduce the oil, natural gas and NGLs produced from the Underlying Properties.

Moreover, some states and local governments have adopted, and other governmental entities are considering adopting, regulations that could impose more stringent permitting, disclosure and well-construction requirements on hydraulic fracturing operations, including states in which the Underlying Properties are located. For example, Texas has adopted regulations that impose new or more stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. States could also elect to prohibit high volume hydraulic fracturing altogether. In addition to state laws, local land use restrictions, such as city ordinances, may restrict drilling in general and/or hydraulic fracturing in particular.

Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to, and litigation concerning, oil, natural gas and NGL production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs for Boaz Energy in the production of oil, natural gas and NGLs, including from the developing shale plays, or could make it more difficult for Boaz Energy to perform hydraulic fracturing. The adoption of any federal, state or local laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in Boaz Energy’s completion of new oil and natural gas wells on the Underlying Properties and an associated decrease in the distributable cash in the Trust.

Endangered Species Act and Migratory Birds Treaty Act

In the United States, the Endangered Species Act (the “ESA”) restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (the “MBTA”). To the extent species that are listed under the ESA or similar state laws, or are protected under the MBTA, live in the areas where the Underlying Properties are located, Boaz Energy’s abilities to conduct or expand operations on the Underlying Properties could be limited, or Boaz Energy could be forced to incur material additional costs. Moreover, Boaz Energy’s drilling activities may be delayed, restricted or precluded in protected habitat areas or during certain seasons, such as breeding and nesting seasons.

In addition, as a result of one or more settlements approved by the U.S. Fish & Wildlife Service (the “FWS”), the agency is required to make a determination on the listing of numerous other species as endangered or threatened under the ESA by the end of the FWS’ 2017 fiscal year. The agency missed the deadline, and the review is reportedly ongoing. The designation of previously unidentified endangered or threatened species could cause Boaz Energy’s operations to become subject to operating restrictions or bans, and limit future development activity in affected areas. For example, recently, there have been renewed calls to review protections currently in place for the Dunes Sagebrush Lizard, whose habitat includes portions of the Permian Basin, and to reconsider listing the species under the ESA. If the Dunes Sagebrush Lizard or other species are listed, the FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state and private lands. To the extent species are listed under the ESA or similar state laws, or previously unprotected species are designated as threatened or endangered in areas where the Underlying Properties are located, operations on the Underlying Properties could incur increased costs arising from species protection measures and face delays or limitations with respect to production activities thereon.

Employee Health and Safety

Operations on the Underlying Properties are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, or “OSHA,” and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens.

Available Information

The Trust maintains a website at www.permrock.com. The Trust’s filings under the Exchange Act are available on the website and are also available electronically from the website maintained by the SEC at www.sec.gov.

Item 1A.	Risk Factors

Risks Related to the Units

Described below are certain risks that we believe are associated with an investment in the units of the Trust and the oil and natural gas industry. There may be additional risks that are not presently material or known to us. You should carefully consider each of the following risks and all other information set forth in this Annual Report on Form 10-K. If any of the events described below occur, the Trust’s financial condition could be materially adversely affected. The Trust may not be able to continue as a going concern.

Oil and natural gas prices are volatile, and lower oil and natural gas prices could reduce proceeds to the Trust and cash distributions to Trust unitholders.

The Trust’s reserves and monthly cash distributions are highly dependent upon the prices realized from the sale of oil and natural gas. Oil and natural gas are commodities, and their prices can be volatile and fluctuate widely in response to market uncertainty and relatively minor changes in the supply of and demand for oil and natural gas. These factors include, among others:

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

Boaz Energy entered into derivative put option contracts with respect to approximately 100% of expected oil production attributable to the Net Profits Interest, based on the reserve report, during 2018 and 76% of such production during 2019. Boaz Energy has not entered into any derivative contracts relating to oil and natural gas volumes expected to be produced after December 31, 2019, and the terms of the Conveyance prohibit Boaz Energy from entering into new hedging arrangements burdening the Trust or the Underlying Properties. As a result, the amount of the cash distributions will be subject to a greater fluctuation after December 31, 2019 due to changes in oil and natural gas prices. For a discussion of the derivative contracts, please see Note 7 to the Consolidated Financial Statements.

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

Future maintenance projects on the Underlying Properties may affect the quantity of proved reserves that can be economically produced from wells on the Underlying Properties. The timing and size of these projects will depend on, among other factors, the market prices of oil and natural gas. Boaz Energy is not under contractual obligation to develop or otherwise pay development expenses on the Underlying Properties in the future. Furthermore, with respect to properties for which Boaz Energy is not designated as the operator, Boaz Energy has limited control over the timing or amount of those development expenses. Boaz Energy also has the right to non-consent and not participate in the development expenses on properties for which it is not the operator, in which case Boaz Energy and the Trust will not receive the production resulting from such development expenses until after payout occurs pursuant to the applicable joint operating agreement. If Boaz Energy or any third-party operator does not implement maintenance projects when warranted, the future rate of production decline of proved reserves may be higher than the rate currently expected by Boaz Energy or estimated in the reserve report.

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

Boaz Energy entered into derivative put option contracts with respect to approximately 100% of expected oil production attributable to the Net Profits Interest, based on the reserve report, during 2018 and 76% of such production during 2019. Boaz Energy has not entered into any derivative contracts relating to oil and natural gas volumes expected to be produced after December 31, 2019, and the terms of the Conveyance of the Net Profits Interest prohibit Boaz Energy from entering into new hedging arrangements burdening the Trust or the Underlying Properties. As a result, the amount of the cash distributions will be subject to a greater fluctuation after December 31, 2019 due to changes in oil and natural gas prices. For a discussion of the derivative contracts, please see Note 7 to the Consolidated Financial Statements.

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

Recovery of proved undeveloped reserves and the development of proved developed non-producing reserves requires capital expenditures and successful drilling operations by Boaz Energy and other third-party operators of the Underlying Properties. The reserve data included in the reserve report of Boaz Energy’s independent petroleum engineer assumes a certain amount of capital expenditures will be made to develop such reserves. The Net Profits Interest bears its proportionate share of these capital expenditures. Moreover, the development of such reserves may take longer and may require higher levels of capital expenditures than anticipated. Delays in the development of the reserves, increases in drilling and development costs (including expenses related to secondary and tertiary recovery techniques) of such reserves or decreases or continued volatility in commodity prices will reduce the future net revenues of the estimated proved undeveloped reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could force Boaz Energy to reclassify certain of the proved reserves as unproved reserves.

In addition, the process of developing oil and natural gas wells and producing oil and natural gas on the Underlying Properties is subject to numerous risks beyond Boaz Energy’s control, including risks that could delay Boaz Energy’s or any third-party operators’ current drilling or production schedule and the risk that drilling will not result in commercially viable oil or natural gas production. The ability of the operators to carry out operations or to finance planned development expenses could be materially and adversely affected by any factor that may curtail, delay, reduce or cancel development and production, including:

•

delays imposed by or resulting from compliance with environmental and other governmental or regulatory requirements, including permitting requirements, limitations on or resulting from wastewater discharge and disposal of exploration and production wastes, including, subsurface injections, as well as additional regulation with respect to GHG emissions;

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

The Trust units are a passive investment that entitle the Trust unitholder to only receive cash distributions from the Net Profits Interest conveyed to the Trust. Trust unitholders have no voting rights with respect to Boaz Energy and, therefore, have no managerial, contractual or other ability to influence Boaz Energy’s or other third party operators’ activities or the operations of the Underlying Properties. Boaz Energy operated approximately 85% of the production from the Underlying Properties as of December 31, 2018 and is generally responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect such properties. Accordingly, Boaz Energy may take actions that are in its own interest that may be different from the interests of the Trust.

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

The Trust indirectly bears an 80% share of all costs and expenses related to the Underlying Properties, such as direct operating expenses and development expenses (including waterflood expenses), which will reduce the amount of cash received by the Trust and distributed to Trust unitholders. Historical costs may not be indicative of future costs, and higher costs and expenses related to the Underlying Properties directly decrease the amount of cash received by the Trust in respect of its Net Profits Interest. In addition, cash available for distribution by the Trust will be further reduced by the Trust’s general and administrative expenses.

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

Boaz Energy may at any time transfer all or part of the Underlying Properties, subject to and burdened by the Net Profits Interest, and may abandon its interest in any individual wells or properties if Boaz Energy, acting as a reasonable and prudent operator, believes a well or property has ceased to produce or is not capable of producing in commercially paying quantities. Trust unitholders are not entitled to vote on any transfer or abandonment of the Underlying Properties, and the Trust will not receive any profits from any such transfer, except in the limited circumstances when the Net Profits Interest is released in connection with such transfer, in which case the Trust will receive an amount equal to the fair value (net of sales costs) of the Net Profits Interest released. Following any sale or transfer of any of the Underlying Properties, if the Net Profits Interest is not released in connection with such sale or transfer, the Net Profits Interest would continue to burden the transferred property and net profits attributable to such property would continue to be calculated as part of the computation of net profits. Boaz Energy may assign to the transferee responsibility for all of Boaz Energy’s obligations relating to the Net Profits Interest on the portion of the Underlying Properties transferred. A transferee of the Underlying Properties may operate the Underlying Properties differently than Boaz Energy and may determine not to pursue development projects to the same extent as Boaz Energy or at all.

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

The marketing of oil and natural gas production depends in large part on the capacity and availability of gathering systems and other pipelines, trucks, storage facilities and other transportation, processing and refining facilities. If these facilities are unavailable on commercially reasonable terms or otherwise, production from the Underlying Properties could be shut in or Boaz Energy or the third party operators could be required to delay or discontinue drilling plans and commercial production. Boaz Energy relies (and expects to rely in the future) on facilities developed and owned by third parties in order to transport, store, process and sell the oil and natural gas production from the Underlying Properties. Boaz Energy’s plan to develop and sell its oil and natural gas could be materially and adversely affected by the inability or unwillingness of third parties to provide sufficient facilities and services to Boaz Energy on commercially reasonable terms, or otherwise.

The amount of oil and natural gas that can be produced and sold from a well is subject to limitation in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, failure of tendered oil and natural gas to meet quality specifications of gathering lines or downstream transporters, excessive pressure, damage to the gathering, transportation, refining or processing facilities or lack of capacity at such facilities. Increases in activity in the Permian Basin could, in the future, contribute to bottlenecks in processing and transportation that could negatively affect the production, transportation and sale of oil and natural gas from the Underlying Properties, and these adverse effects could be disproportionately severe compared to more geographically diverse operations. If Boaz Energy or the third party operators are forced to reduce production due to such a curtailment, the revenues of the Trust and the amount of cash distributions to the Trust unitholders would similarly be reduced due to the reduction of profits from the sale of production.

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

The Trustee must sell the Net Profits Interest and dissolve the Trust if the holders of 75% of the outstanding units approve the sale of the Net Profits Interest or approve the dissolution of the Trust. The Trustee must also sell the Net Profits Interest and dissolve the Trust if the annual gross profits from the Underlying Properties attributable to the Net Profits Interest are less than $2.0 million for each of any two consecutive years. The Trust will receive the net proceeds of any such sale, and will distribute such proceeds to its unitholders after deducting Trust expenses.

Boaz Energy may sell Trust units in the public or private markets, and such sales could have an adverse impact on the trading price of the Trust units.

Boaz Energy currently holds an aggregate of 5,915,732 Trust units. Boaz Energy or its owners, including NGP Energy Capital Management (“NGP”), may sell Trust units in the public or private markets, and any such sales could have an adverse impact on the price of the Trust units or on any trading market that may develop. The Trust has granted registration rights to Boaz Energy and its affiliates, including NGP, and their respective transferees, which, if exercised, would facilitate sales of Trust units by Boaz Energy or its owners, as applicable.

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

•

Boaz Energy and its affiliates have registration rights and can sell Trust units without considering the effects such sale may have on Trust unit prices or on the Trust itself. Additionally, Boaz Energy and its affiliates can vote their Trust units in their sole discretion without considering the interests of the other Trust unitholders. Boaz Energy is not a fiduciary with respect to the Trust unitholders or the Trust and does not owe any fiduciary duties or liabilities to the Trust unitholders or the Trust.

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

The affairs of the Trust are managed by the Trustee. The voting rights of Trust unitholders are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Trust unitholders or for an annual or other periodic re-election of the Trustee, and the Trust does not intend to hold annual meetings of Trust unitholders. The Trust Agreement provides that the Trustee may only be removed and replaced by the holders of a majority of the Trust units present in person or by proxy at a meeting of such holders where a quorum is present, including Trust units held by Boaz Energy, called by either the Trustee or the holders of not less than 10% of the outstanding Trust units. As a result, it will be difficult for public Trust unitholders to remove or replace the Trustee without the cooperation of Boaz Energy so long as it holds a significant percentage of total Trust units.

Trust unitholders have limited ability to enforce provisions of the Conveyance creating the Net Profits Interest, and Boaz Energy’s liability to the Trust is limited.

The Trustee has the power and authority to cause the Trust to sue Boaz Energy or any other future owner of the Underlying Properties to enforce the terms of the Conveyance creating the Net Profits Interest. If the Trustee does not take appropriate action to cause the Trust to enforce provisions of the Conveyance, Trust unitholders’ recourse would likely be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions or, subject to any restrictions in the governing instrument to the Trust, to bring a derivative action seeking authority to bring an action in the name of the Trust to enforce provisions of the Conveyance. As a result, Trust unitholders will not be able to sue Boaz Energy or any future owner of the Underlying Properties to enforce these rights. However, such limitations do not apply to or otherwise limit any claims that the Trust unitholders may have under the federal securities laws. Furthermore, the Conveyance provides that, except as set forth in the Conveyance, Boaz Energy is not liable to the Trust for the manner in which it performs its duties in operating the Underlying Properties as long as it acts without gross negligence or willful misconduct. Further, the Trust Agreement will provide that, to the fullest extent permitted by law, Boaz Energy and its affiliates shall not be subject to fiduciary duties or be liable for conflicts of interest principles.

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

For as long as the Trust is an emerging growth company and a smaller reporting company, it will not be required to comply with certain disclosure requirements that apply to other public companies.

The Trust is an “emerging growth company” as defined in the Jumpstart Our Business Act (“JOBS Act”). For as long as the Trust is an emerging growth company, which may be up to five full fiscal years, unlike other public companies, the Trust will not be required to, among other things, (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, (2) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise or (4) provide certain disclosures regarding executive compensation required of larger public companies.

In addition, Section 102 of the JOBS Act also provides that an “emerging growth company” can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Trust intends to take advantage of all of the reduced reporting requirements and exemptions under Section 107 of the JOBS Act until it is no longer an emerging growth company. Accordingly, the information that the Trust provides you may be different than the information you may receive from other public companies in which you hold equity interests.

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

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in Boaz Energy incurring increased costs, additional operating restrictions or delays and fewer potential drilling locations.

Boaz Energy engages in hydraulic fracturing. Hydraulic fracturing is a common practice that is used to stimulate production of hydrocarbons from tight formations, including shales. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Currently, hydraulic fracturing is generally exempt from regulation under the U.S. Safe Drinking Water Act’s Underground Injection Control program and is typically regulated by state oil and gas commissions or similar agencies.

However, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, in June 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. Additionally, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain limited circumstances.

In recent years there has been increased public concern regarding an alleged potential for hydraulic fracturing to adversely affect drinking water supplies and to induce seismic events. As a result, several federal and state regulatory initiatives have emerged that seek to increase the regulatory burden imposed on hydraulic fracturing. From time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. In the event that new federal restrictions relating to the hydraulic fracturing process are adopted in areas where the Underlying Properties are located, Boaz Energy and outside operators may incur additional costs or permitting requirements to comply with such federal requirements that may be significant and that could result in added delays or curtailment in the pursuit of exploration, development or production activities, which would in turn reduce the oil, natural gas and NGLs produced from the Underlying Properties.

Moreover, some states and local governments have adopted, and other governmental entities are considering adopting, regulations that could impose more stringent permitting, disclosure and well-construction requirements on hydraulic fracturing operations. For example, Texas, where the Underlying Properties are located, has adopted regulations that impose new or more stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. States could also elect to prohibit high volume hydraulic fracturing altogether. In addition to state laws, local land use restrictions, such as city ordinances, may restrict drilling in general and/or hydraulic fracturing in particular.

Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to, and litigation concerning, oil, natural gas and NGL production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs for our operators in the production of oil, natural gas and NGLs, including from the developing shale plays, or could make it more difficult for Boaz Energy and outside operators to perform hydraulic fracturing. The adoption of any federal, state or local laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in Boaz Energy’s completion of new oil and natural gas wells on the Underlying Properties and an associated decrease in the cash distributable to Trust unitholders.

The adoption of climate change legislation by Congress could result in increased operating costs for Boaz Energy and reduced demand for the oil, natural gas and NGLs that Boaz Energy produces.

In response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act (“CAA”) that among other things, establish PSD, construction and Title V operating permit reviews for certain large stationary sources.

At the federal level, no comprehensive climate change legislation has been implemented to date. The EPA has, however, adopted rules under authority of the CAA that, among other things, establish PSD construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal or critical pollutant emissions. Under these regulations, facilities required to obtain PSD permits must meet “best available control technology” standards for those GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the U.S., including, among others, onshore production facilities, which include certain of Boaz Energy’s operations. The EPA has expanded the GHG reporting requirements to all segments of the oil and natural gas industry, including gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells.

Federal agencies also have begun directly regulating emissions of methane from oil and natural gas operations. In June 2016, the EPA published NSPS, known as Subpart OOOOa, that requires certain new,

modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. Following the change in presidential administration, there have been attempts to modify these regulations, and litigation concerning the regulations is ongoing. As a result, we cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements.

At the international level, in December 2015, the United States and 194 other participating countries adopted the Paris Agreement, which calls for each participating country to establish their own nationally determined standards for reducing carbon output. However, in August 2017 the United States notified the United Nations that it would be withdrawing from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may reenter the Paris Agreement or separately negotiated agreement are unclear at this time.

The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on Boaz Energy’s business, financial condition and results of operations. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that oil and gas will continue to represent a major share of global energy use through 2040, and other private sector studies project continued growth in demand for the next two decades. However, recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for operators to engage in exploration and production activities, ultimately reducing income generated from the Underlying Properties. Finally, many scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect on production on the Underlying Properties and, as a result, the cash distributable to Trust unitholders.

Additional restrictions on drilling activities intended to protect certain species of wildlife may adversely affect Boaz Energy’s ability to conduct drilling activities.

In the United States, the ESA restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the MBTA. To the extent species that are listed under the ESA or similar state laws, or are protected under the MBTA, live in the areas where the Underlying Properties are located, Boaz Energy’s abilities to conduct or expand operations on the Underlying Properties could be limited, or Boaz Energy could be forced to incur material additional costs. Moreover, Boaz Energy’s drilling activities may be delayed, restricted or precluded in protected habitat areas or during certain seasons, such as breeding and nesting seasons.

In addition, as a result of one or more settlements approved by the FWS, the agency is required to make a determination on the listing of numerous other species as endangered or threatened under the ESA by the end of the FWS’ 2017 fiscal year. The agency missed the deadline, and the review is reportedly ongoing. The designation of previously unidentified endangered or threatened species could cause Boaz Energy’s operations to become subject to operating restrictions or bans, and limit future development activity in affected areas. For example, recently, there have been renewed calls to review protections currently in place for the Dunes Sagebrush Lizard, whose habitat includes portions of the Permian Basin, and to reconsider listing the species under the ESA. If the Dunes Sagebrush Lizard or other species are listed, the FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state and private lands. To the extent species are listed under the ESA or similar state laws, or previously unprotected species are designated as threatened or endangered in areas where the Underlying Properties are located, operations on the Underlying Properties could incur increased costs arising from species protection measures and face delays or limitations with respect to production activities thereon.

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

Boaz Energy is not a reporting company and is not be required to file periodic reports with the SEC pursuant to the Exchange Act. Therefore, Trust unitholders do not have access to financial information about Boaz Energy.

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

If the Trust were treated for U.S. federal income tax purposes as a partnership, it would likely be subject to new audit rules that alter the procedures for auditing large partnerships and assessing and collecting income taxes due (including applicable penalties and interest) as a result of an audit. These rules effectively would impose an entity level tax on the Trust, and Trust unitholders might have to bear the expense of the adjustment even if they were not Trust unitholders during the audited taxable year.

Neither Boaz Energy nor the Trustee has requested a ruling from the IRS regarding the tax status of the Trust, and neither Boaz Energy nor the Trust can assure you that such a ruling would be granted if requested or that the IRS will not challenge these positions on audit.

Trust unitholders should be aware of the possible state tax implications of owning Trust units.

Trust unitholders are required to pay U.S. federal income taxes on their share of the Trust’s income, even if they do not receive any cash distributions from the Trust.

Trust unitholders are treated as if they own the Trust’s assets and receive the Trust’s income and are directly taxable thereon as though the Trust were not in existence. Because the Trust generates taxable income that can be different in amount than the cash the Trust distributes, Trust unitholders are required to pay any U.S. federal income taxes and, in some cases, state and local income taxes, on their share of the Trust’s taxable income even if they receive no cash distributions from the Trust. Trust unitholders may not receive cash distributions from the Trust equal to their share of the Trust’s taxable income or even equal to the actual tax liability that results from that income.

A portion of any gain recognized on the disposition of the Trust units could be taxed as ordinary income.

A Trust unitholder who sells his Trust units will recognize a gain or loss equal to the difference between the amount realized and the Trust unitholder’s adjusted tax basis in those Trust units. A substantial portion of any gain recognized may be taxed as ordinary income due to potential recapture items, including depletion recapture.

The Trust generally allocates its items of income, gain, loss and deduction between transferors and transferees of the Trust units based upon the monthly record date. The IRS may challenge this treatment.

The Trust generally allocates its items of income, gain, loss and deduction between transferors and transferees of the Trust units each month based upon the ownership of the Trust units on the monthly record date, instead of the date a particular Trust unit is transferred. The IRS could disagree with this allocation method and could assert that income and deductions of the Trust should be determined and allocated on a daily or prorated basis, which could require adjustments to the tax returns of the affected Trust unitholders and result in an increase in the administrative expense of the Trust in subsequent periods.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Description of the Underlying Properties

The Underlying Properties consist of 35,390 gross (22,997 net) acres in the Permian Basin. The Permian Basin extends over 75,000 square miles in West Texas and Southeastern New Mexico, consists of multiple, stacked hydrocarbon-bearing formations and has produced over 30 billion Bbls of oil and more than 75 Tcf of natural gas since its discovery in 1921. The basin is further characterized by a favorable operating environment, high oil and liquids-rich natural gas content, significant in-place midstream infrastructure, a well-developed network of oilfield service providers and long-lived reserves with generally consistent geologic attributes and reservoir quality.

The Underlying Properties consist of long-life reserves in mature, conventional oil fields with established decline curves. As of December 31, 2018, the Underlying Properties had proved reserves of 12.8 MMBoe and 59.5% of the volumes and 61.7% of PV-10 value were attributable to proved developed reserves. Approximately 93.9% of the 12.8 MMBoe of proved reserves, based on PV-10 value, were operated by Boaz Energy.

Major Producing Areas

The Underlying Properties consist of the following four operating areas:

The Permian Clearfork area consists of 2,434 net acres on the Central Basin Platform of the Permian Basin in Hockley and Terry Counties, Texas. A majority of the production in the Permian Clearfork area comes from wells in the Kingdom Clearfork field, which primarily produce from the Clearfork formation. Boaz Energy’s waterflooding operations were first implemented in the Kingdom Clearfork field in March 2015. As of December 31, 2018, CG&A estimates the Underlying Properties in the Permian Clearfork to have 4.51 MMBoe of total proved reserves, 51% of which are proved developed reserves. Decreased reserves in the Permian Clearfork area were primarily the result of a negative revision of 1,830 MBoe in proved developed reserves as a result of operational issues in one of the waterfloods in Terry County, Texas.

The Permian Abo area consists of 1,667 net acres on the Central Basin Platform of the Permian Basin in Terry and Cochran Counties, Texas. A majority of the production in the Permian Abo area comes from wells in the Kingdom Abo field, which primarily produce from the Abo formation. In 2011, a waterflood pilot program was implemented in the North West Terry Abo unit (“NWTA”) located in the Kingdom Abo field that converted one producing well to an injection well. Boaz Energy fully converted the field to water injection upon purchasing the NWTA in June 2016, and in January 2017 installed a new injection pump that added an additional injection capacity of 2,500 barrels of water per day. In August 2017, NWTA 313 demonstrated initial waterflood response. As of December 31, 2018, CG&A estimates the Underlying Properties in the Permian Abo to have 2.53 MMBoe of total proved reserves, 91.4% of which are proved developed reserves.

The Permian Shelf area consists of 14,727 net acres on the Eastern Shelf of the Permian Basin in Glasscock, Schleicher, Stonewall and Coke Counties, Texas. A significant portion of the production in the Permian Shelf area comes from wells in the Fort McKavitt and Flowers fields, which primarily produce from the Canyon formation. A significant portion of the production in the Permian Shelf area comes from wells in the Fort McKavitt and Flowers fields, which primarily produce from the Canyon formation. As of December 31, 2018, CG&A estimates the Underlying Properties in the Permian Shelf to have 4.15 MMBoe of total proved reserves, 41.1% of which are proved developed reserves.

The Permian Platform area consists of 4,169 net acres on the Central Basin Platform of the Permian Basin in Ward, Crane, Terry and Ector Counties, Texas. The properties primarily produce from the Clearfork, San Andres, and Devonian formations. The properties primarily produce from the Clearfork, San Andres, and Devonian formations. As of December 31, 2018, CG&A estimates the Underlying Properties in the Permian Platform to have 1.64 MMBoe of total proved reserves, 80.2% of which are proved developed.

Oil and Natural Gas Data

Proved Reserves

Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”), independent petroleum and geological engineers, estimated crude oil (including natural gas liquids) and natural gas proved reserves of the Underlying Properties’ full economic life and for the Trust life as of December 31, 2018. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates. In addition, the reserves and net revenues attributable to the Net Profits Interest include only 80% of the reserves attributable to the Underlying Properties that are expected to be produced within the term of the Net Profits Interest. The technical person primarily responsible for overseeing the review of the third-party reserve reports is Casey Morton, Boaz Energy’s Executive Vice President, Engineering. Mr. Morton received a Bachelor of Science in Petroleum Engineering from Texas Tech University in 2003. Prior to joining Boaz Energy, Mr. Morton served as an engineer for Netherland, Sewell & Associates from September 2008 to January 2012. Mr. Morton has over 15 years of experience working in various capacities in the energy industry, including acquisition analysis, reserve estimation, reservoir engineering and operations engineering. Mr. Morton is a Registered Professional Engineer in the State of Texas (License No. 107582). Mr. Morton consults regularly with Cawley Gillespie during the reserve estimation process to review properties, assumptions and relevant data.

The independent petroleum engineer’s report as to the proved oil and natural gas reserves as of December 31, 2018 was prepared by Cawley Gillespie. Cawley Gillespie, whose firm registration number is F-693, was founded in 1961 and is a leader in the evaluation of oil and gas properties. The technical person at Cawley Gillespie primarily responsible for overseeing the reserve estimates with respect to the Underlying Properties and the Net Profits Interest attributable to the Trust is Mr. Zane Meekins. Mr. Meekins has been a practicing consulting petroleum engineer at Cawley Gillespie since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 31 years of practical experience in petroleum engineering, with over 29 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

Proved reserves are reserves which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the right to operate expires, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probalistic methods are used for estimation. If deterministic methods are used, the term “reasonable certainty” implies a high degree of confidence that the quantities of oil or natural gas actually recovered will equal or exceed the estimate. If probalistic methods are used, there should at least be a 90% probability that the quantities actually recovered will equal or exceed the estimate.

The technical and economic data used in the estimation of the proved reserves include, but are not limited to, production performance decline curve analyses, well logs, geologic maps, well-test data, production data (including flow rates), well data, historical price and cost information, and property ownership interests. Cawley Gillespie uses this technical data, together with a combination of standard engineering and geoscience methods, including the production performance, volumetric and analogy methods. After estimating the reserves of each proved developed property, it was determined that a reasonable level of certainty exists with respect to the reserves which can be expected from any individual undeveloped well in the field. The consistency of reserves attributable to the proved developed wells, which cover a wide area, further supports proved undeveloped classification.

The proved undeveloped locations in the Underlying Properties are predominantly direct offsets of other producing wells. Data from both Boaz Energy and offset operators with which Boaz Energy has exchanged technical data demonstrate a consistency in these conventional plays over an area significantly larger than the Underlying Properties. In addition, information from other analogous fields in similar geographical locations have also been used to analyze secondary reserves on the underlying properties.

Boaz Energy’s internal petroleum engineer works closely with its independent reserve engineers to ensure the integrity, accuracy and timeliness of data furnished to the independent reserve engineers in their reserve estimating process. Periodically, the Boaz Energy petroleum engineer meets with the independent reserve engineers to review properties and discuss methods and assumptions used by Boaz Energy and the independent reserve engineers to prepare reserve estimates.

Reserve engineering is and must be recognized as a subjective process of estimating volumes of economically recoverable oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of economically recoverable oil and natural gas and of future net revenues which are based on a number of variables and assumptions, all of which may vary from actual results, including geologic interpretation, prices and future production rates and costs. Please read “Risk Factors” appearing elsewhere in this annual report on Form 10-K.

Proved oil and natural gas reserves were based on the unweighted arithmetic average of the first day of the month prices for the 12-month period before the reporting date. For the year ended December 31, 2018, benchmark prices used were $65.56 per one barrel (“Bbl”) for oil and $3.10 per one thousand cubic feet (“Mcf”) for natural gas. The WTI price is used for oil prices and the Henry Hub price is used for natural gas. All prices are then further adjusted for quality, transportation fees and regional price differentials.

The following table summarizes estimated proved reserve quantities and PV-10 attributable to the Trust as of December 31, 2018:

	Trust Net Profits Interest
	Oil	Natural Gas(1)	Total(2)	PV-10(3)(4)
	(MBbls)	(MMcf)	(MBOE)	(in thousands)
Proved Developed	3,096.9	2,225.9	3,467.9	102,334.2
Proved Undeveloped	2,555.6	1,764.3	2,849.6	63,461.1

Total Proved	5,652.5	3,990.2	6,317.5	$165,795.3

(1)	Reserves for natural gas liquids are included as a component of natural gas reserves.
(2)

Boe represents an approximate energy equivalent basis such that one Bbl of crude oil equals approximately six Mcf of natural gas. However, the value of oil and natural gas fluctuate and the value of reserve volumes of oil and natural gas are often substantially different than the amount implied by the Boe ratio.

(3)

PV-10 is a non-GAAP financial measure and represents the present value of estimated future cash inflows from proved crude oil and natural gas reserves, less future development and production costs, discounted at 10% per annum to reflect timing of future cash inflows using the twelve-month unweighted arithmetic average of the first-day-of-the-month commodity prices, after adjustment for differentials in location and quality, for each of the preceding twelve months. An estimate of PV-10 is provided because it provides useful information to investors as it is widely used by professional analysts and sophisticated investors when evaluating oil and gas companies. PV-10 is considered relevant and useful for evaluating the relative monetary significance of oil and natural gas reserves. PV-10 is not intended to represent the current market value of the estimated reserves of the Underlying Properties.

(4)	For 2018, $3.10 per Mcf of natural gas and $65.56 per Bbl of oil were used in determining future net revenue.

Reserve quantities and revenues for the Net Profits Interest were estimated from projections of reserves and revenues attributable to the Underlying Properties. Since the Trust has a defined Net Profits Interest, the Trust does not own a specific percentage of the oil and natural gas reserve quantities. Accordingly, reserves allocated to the Trust pertaining to its 80% Net Profits Interest in the Underlying Properties have effectively been reduced to reflect recovery of the Trust’s 80% portion of applicable production and development costs. Because Trust reserve quantities are determined using an allocation formula, any changes in actual or assumed prices or costs will result in revisions to the estimated reserve quantities allocated to the Net Profits Interest.

Estimates of proved reserves were prepared in accordance with guidelines prescribed by the SEC and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions based upon an average of the NYMEX first-day-of-the-month commodity price during the 12-month period ending on the balance sheet date with no provision for price and cost escalations except by contractual arrangements.

Information concerning changes in net proved reserves attributable to the Trust, and the calculation of the standardized measure of the related discounted future net revenues is contained in the notes to the financial statements of the Trust included in this Form 10-K. Boaz Energy has not filed reserve estimates covering the Underlying Properties with any other federal authority or agency.

Proved Undeveloped Reserves (PUDs)

The following table summarizes the changes in estimated proved undeveloped reserves of the Trust for the year ended December 31, 2018:

	Oil (MBbls)(1)	Natural Gas (MMcf)(1)	Total (Mboe)
Proved Undeveloped Reserves:
Balance, December 31, 2017(2)	1,630	1,524	1,884
Conversions into proved developed reserves	0	0	0
Revisions of previous estimates	902	188	933
Extensions and discoveries	24	52	33
Acquisition of reserves	0	0	0
Balance, December 31, 2018	2,556	1,764	2,850

(1)	Reserves for natural gas liquids are included as a component of natural gas reserves.

(2)	The Conveyance was effective as of January 1, 2018; however, the reserves are presented as of December 31, 2017.

Changes in proved undeveloped reserves during the year ended December 31, 2018 were primarily due to the revision of 816 MBoe of proved developed reserves to proved undeveloped reserves because of the expected capital investment needed to capture those reserves. Boaz Energy has estimated that an additional $460,000 of capital for waterflood conformance work is required to capture these reserves and maintain an efficient and uniform waterflood. This capital will be used to clean out and stimulate producers and injectors in the field used for extracting oil, natural gas and water and injecting water in secondary recovery methods, respectively. Changes in extensions are a result of the classification of working interest partners’ drilling wells that were not classified in the year ending December 31, 2017.

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2018 relating to the leasehold acreage associated with the Underlying Properties. Developed acreage consists of acreage spaced or assigned to productive wells and does not include undrilled acreage held by production under the terms of the lease. Undeveloped acreage is defined as acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)
Permian Clearfork	1,912	1,789	689	645	2,601	2,434
Permian Abo	1,767	1,437	480	230	2,247	1,667
Permian Shelf	10,494	7,198	8,430	7,529	18,924	14,727
Permian Platform	4,880	1,598	6,738	2,571	11,618	4,169

Total	19,053	12,022	16,337	10,975	35,390	22,997

(1)	A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.
(2)

A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Producing Wells Count

The table below summarizes the producing wells on the Underlying Properties as of December 31, 2018. Although many of these wells produce both oil and natural gas, a well is categorized as an oil well or a natural gas well based upon the ratio of oil to natural gas production. All wells in the table below are oil wells except for 4 gross (2.6 net) natural gas wells.

	Wells(1)
	Gross Wells(2)	Net Wells(3)
Permian Clearfork	62	58
Permian Abo	54	46
Permian Shelf	204	172
Permian Platform	134	47

Total	454	323

(1)	Boaz Energy’s total gross wells associated with the Underlying Properties include 332 operated wells and 122 non-operated wells.
(2)	A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

(3)

A net well is deemed to exist when the sum of the fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Drilling Results

The following is a summary of the number of development and exploratory wells drilled and completed on the Underlying Properties during the years indicated. The table below does not include wells drilled by third parties on the Memorial Underlying Properties or the Crane County Underlying Properties (each described below) prior to the acquisition of those properties by Boaz Energy in 2017.

	Year Ended December 31,
	2017		2018
	Gross	Net	Gross	Net
Development Wells:
Productive	40.0	23.2	24.0	2.1
Dry holes	0	0	1.0	0.1

Exploratory Wells:
Productive	0	0	0	0
Dry holes	0	0	0	0

Total:
Productive	40.0	23.2	24.0	2.1
Dry holes	0	0	1.0	0.1

During 2018, there were 25 gross (2.2 net) producing wells and 0 injection wells drilled, and 0 producing wells converted into injection wells, on the Underlying Properties. During 2017, there were 31 gross (14.4 net) producing wells and 9 injection wells drilled, and 19 producing wells converted into injection wells on the Underlying Properties. As of March 1, 2019, there were 2 producing wells in the process of being drilled.

On June 14, 2016 and December 14, 2017, Boaz Energy acquired certain oil and gas leasehold acreages located in the State of Texas and various other related rights, permits, contracts, equipment and other assets, known, respectively, as the Memorial Acquisition and the Crane Acquisition. Revenues and direct operating expenses of the assets acquired in the Memorial Acquisition that are subject to the Net Profits Interest are referred to as the “Memorial Underlying Properties”. All of the assets acquired in the Crane County Acquisition are subject to the Net Profits Interest and are referred to as the “Crane County Underlying Properties”.

Oil and Natural Gas Production

The following table presents the oil and natural gas sales volumes, average sales prices and average costs per Boe for the Underlying Properties on a historical basis for the years ended December 31, 2018, 2017 and 2016 and on a pro forma basis for the year ended December 31, 2017. The pro forma combined operating data presented below for the year ended December 31, 2017 was prepared to give effect to the acquisition of the

Crane County Underlying Properties as if such acquisition had occurred on January 1, 2017. All production derived from the Underlying Properties is from the Permian Basin.

	Year Ended December 31, 2016	Year Ended December 31, 2017	Pro Forma Year Ended December 31, 2017	Year Ended December 31, 2018
Production volumes(1):
Oil (MBbls)	329.2	553.9	585.3		506.9
Natural Gas (MMcf)	223.7	296.9	571.6		562.8
Total (MBoe)	366.5	603.4	680.6		600.7
Average net daily production (Boe/d)	1,001.4	1,653.1	1,864.5		1,645.8
Average realized sales prices:
Oil ($/Bbl)	$41.07	$47.57	$47.61		$58.91
Natural gas ($/Mcf)	$3.08	$3.94	$3.94		$4.27
Average price per Boe	$38.77	$45.61	$44.25		$53.81
Average expenses per Boe:				$
Lease operating expense	$9.96	$9.00	$8.82		$9.63
Severance and ad valorem taxes	$3.08	$3.61	$3.42		$4.70
Total operating expenses per Boe	$13.04	$12.61	$12.24		$14.33

(1)

Production from the Kingdom Clearfork field during the years ended December 31, 2016, 2017 and 2018 was 138, 197, and 191 MBoe, respectively, consisting of 135.6. 194.4 and 189 MBbls of oil, respectively, and 14.8, 15.6, and 13.6 MMcf of natural gas, respectively. Production from the Kingdom Abo field during the years ended December 31, 2016, 2017 and 2018 was 99.3, 110.9 and 109 MBoe, respectively, consisting solely of oil. Such fields are the only fields that contain 15% or more of the total proved reserves attributable to the Underlying Properties as of December 31, 2016, 2017 and 2018.

Production costs for oil and natural gas attributable to the Underlying Properties for the year ended December 31, 2018, were as follows:

Total Costs from the Underlying Properties
Costs
Severance Tax	$1,515,691
Property Tax	1,309,823
Production expense	5,786,224
Development costs	2,781,854
Other	1,219,250

Total costs	$9,354,332
Net Profits Percentage	80%

$7,483,466

Abandonment and Sale of Underlying Properties

Boaz Energy or any transferee has the right to abandon its interest in any well or property if Boaz Energy or such transferee, acting as a reasonable and prudent operator, believes a well or property ceases to produce or is not capable of producing in commercially paying quantities. Upon termination of the lease, the portion of the Net Profits Interest relating to the abandoned property will be extinguished.

Boaz Energy generally may sell all or a portion of its interests in the Underlying Properties, subject to and burdened by the Net Profits Interest, without the consent of the Trust unitholders. In addition, Boaz Energy may, under certain circumstances cause the Trust to release or sell portions of the Net Profits Interest.

Title to Properties

The Underlying Properties are or may be subject to one or more of the burdens and obligations described below. To the extent that these burdens and obligations affect Boaz Energy’s rights to production or the value of production from the Underlying Properties, they have been taken into account in calculating the Trust’s interests and in estimating the size and the value of the reserves attributable to the Underlying Properties.

Boaz Energy’s interests in the oil and natural gas properties comprising the Underlying Properties are typically subject, in one degree or another, to one or more of the following:

•	royalties and other burdens, express and implied, under oil and natural gas leases and other arrangements;

•	overriding royalties, production payments and similar interests and other burdens created by Boaz Energy’s predecessors in title;

•	a variety of contractual obligations arising under operating agreements, farm-out agreements, production sales contracts and other agreements that may affect the Underlying Properties or their title;

•

liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing unpaid suppliers and contractors and contractual liens under operating agreements that are not yet delinquent or, if delinquent, are being contested in good faith by appropriate proceedings;

•	pooling, unitization and communitization agreements, declarations and orders;

•	easements, restrictions, rights-of-way and other matters that commonly affect property;

•	conventional rights of reassignment that obligate Boaz Energy to reassign all or part of a property to a third party if Boaz Energy intends to release or abandon such property;

•	preferential rights to purchase or similar agreements and required third-party consents to assignments or similar agreements;

•

obligations or duties affecting the Underlying Properties to any municipality or public authority with respect to any franchise, grant, license or permit, and all applicable laws, rules, regulations and orders of any governmental authority; and

•

rights reserved to or vested in the appropriate governmental agency or authority to control or regulate the Underlying Properties and also the interests held therein, including Boaz Energy’s interests and the Net Profits Interest.

Boaz Energy believes that the burdens and obligations affecting the Underlying Properties are conventional in the industry for similar properties. Boaz Energy also believes that the existing burdens and obligations do not, in the aggregate, materially interfere with the use of the Underlying Properties and will not materially adversely affect the Net Profits Interest or its value.

In order to give third parties notice of the Net Profits Interest, Boaz Energy recorded the Conveyance in Texas in the real property records in the Texas counties in which the Underlying Properties are located, or in such other public records of Texas as required under applicable law to place third parties on notice of the Conveyance.

Under Texas law, the Conveyance constitutes the conveyance of a presently vested, non-possessory interest in real property. Therefore, Boaz Energy and the Trust believe that, in a bankruptcy of Boaz Energy, the Net Profits Interest will remain outside of any Boaz Energy bankruptcy estate and will be a continuing obligation of any successor to Boaz Energy as the operator of the Underlying Properties under Texas law and, as such, outside of Boaz Energy’s bankruptcy estate.

Boaz Energy believes that its title to the Underlying Properties is, and the Trust’s title to the Net Profits Interest will be, good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions as are not so material to detract substantially from the use or value of such properties or royalty interests. Under the terms of the Conveyance, Boaz Energy has provided a special warranty of title with respect to the Net Profits Interest, subject to the burdens and obligations described in this section.

Item 3. Legal Proceedings

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761-CVW in the 143rd District Court in Ward County, Texas was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating, LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation seeks surface use damages and alleges violations of the terms of the leases, among other things. Boaz Energy has advised the Trustee that it does not anticipate the litigation will materially affect the Trust. The Trustee has filed an answer in the litigation and further responses to the plaintiff’s claims are being prepared.

Currently, there are no other legal proceedings pending to which the Trust is a party or of which any of its property is the subject. The foregoing does not address any legal proceedings to which Boaz Energy or any of the third party operators may be a party or subject or that may otherwise relate to or affect any of the Underlying Properties or the operations of any of the operators of the Underlying Properties.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

The Trust units are listed on the New York Stock Exchange (“NYSE”) under the symbol “PRT.” On March 19, 2019, there were 18 record unitholders of the Trust’s units.

Distributions

The Trust currently makes, and expects to continue to make, monthly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and any cash reserves withheld by the Trustee, to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Equity Compensation Plans

The Trust has no directors, executive officers or employees. Accordingly, the Trust does not maintain any equity compensation plans and there are no Units reserved for issuance under any such plans.

Unregistered Sales of Securities

None.

Purchases of Securities

None.

Item 6.	Selected Financial Data

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, the Trust has elected scaled disclosure reporting and therefore is not required to provide the information required by this Item.

Item 7.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

PermRock Royalty Trust, a Delaware statutory trust formed in November 2017 by Boaz Energy, completed its initial public offering in May 2018. The Trust’s only asset and source of income is the Net Profits Interest, which entitles the Trust to receive 80% of the net profits from oil and natural gas production from the Underlying Properties. The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any management control over or responsibility for costs relating to the operation of the Underlying Properties.

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

The Trust is required to make monthly cash distributions of substantially all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and any cash reserves, to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date. The Net Profits Interest is entitled to a share of the profits from and after January 1, 2018 attributable to production occurring on or after such date. The Trust is not subject to any pre-set termination provisions based on a maximum volume of oil or natural gas to be produced or the passage of time. The amount of Trust revenues and cash distributions to Trust unitholders depends on, among other things:

•	volumes produced;

•	wellhead prices;

•	price differentials;

•	production and development costs;

•	potential reductions or suspensions of production; and

•	the amount and timing of Trust administrative expenses.

Boaz Energy typically receives payment for oil production 30 to 60 days after it is produced and for natural gas production 60 to 90 days after it is produced.

2018 Recap and 2019 Outlook

In 2018, Boaz Energy participated in the drilling of 23 new wells operated by others in the Permian Platform area and two new wells in the Permian Shelf. Boaz Energy has continued to optimize waterfloods in the Permian Clearfork and Permian Shelf through the use of conformance technology. In 2019, Boaz Energy plans to streamline existing waterflood operations, convert additional wells to injection wells where prudent, drill one to two new operated wells and continue to participate in Permian Platform drilling proposed by non-operating partners.

Results of Operations

The Trust was formed on November 22, 2017. In connection with the closing of the initial public offering, on May 4, 2018, Boaz Energy contributed the Net Profits Interest to the Trust in exchange for 12,165,732 Trust units. The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale and production of oil and natural gas attributable to the Underlying Properties that are produced during the term of the Conveyance. The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the year ended December 31, 2018 were as follows:

Record Date	Payment Date	Distribution per Unit
May 15, 2018	May 30, 2018	$0.350906
May 31, 2018	June 14, 2018	0.165942
June 29, 2018	July 16, 2018	0.113736
July 31, 2018	August 14, 2018	0.129238
August 31, 2018	September 17, 2018	0.092562
September 28, 2018	October 15, 2018	0.131175
October 31, 2018	November 15, 2018	0.115880
November 30, 2018	December 14, 2018	0.067419
December 31, 2018	January 15, 2019	0.114594

		$1.281452

Computation of Income from the Net Profits Interest Received by the Trust

In connection with the closing of the initial public offering in May 2018, Boaz Energy contributed the Net Profits Interest to the Trust in exchange for 12,165,732 newly issued Trust units. The Net Profits Interest entitles the Trust to receive 80% of the net profits attributable to Boaz Energy’s interest from the sale of oil and natural gas production from the Underlying Properties. The Trust’s income from the Net Profits Interest consists of monthly net profits attributable to income from the Underlying Properties. Because of the interval between the time of production and receipt of net profits income by the Trust, the Trust recognizes production during the month in which the related net profits income is paid to the Trust. Net profits income for the calendar year ended December 31, 2018, was based on production for the period between January 2018 and October 2018. The table below outlines the computation of income from the Net Profits Interest received by the Trust derived from the excess of revenues over direct operating expenses of the Underlying Properties for the year ended December 31, 2018:

Year Ended December 31, 2018
Underlying Properties sales volumes:
Oil (MBbl)	506,926
Natural gas (MMcf)(1)	562,757

Total sales (MBoe)	600,719

NYMEX price:
Oil (per Bbl)	$65.56
Natural gas (per Mcf)	$3.10
Average realized sales price:
Oil (per Bbl)	$58.91
Natural gas (per Mcf)	4.27
Calculation of net profits:
Gross profits(2):
Oil sales	$29,935,072
Natural gas sales	2,391,358
Other revenue	132,233
Divestitures (Qualified De Minimis Sale)	234,341

Total gross profits	$32,693,004

Costs:
Direct operating expenses:	$1,426,474
Lease operating expenses	4,359,750
Severance and ad valorem taxes	2,825,514
Development expenses	2,781,854
Other expenses	1,219,250

Total costs	$(12,612,842)
Settlement of derivative contracts(3)	$206,688

Net profits	$20,286,850
Percentage allocable to Net Profits Interest	80%

Net profits income	$16,229,480

(1)	Sales volumes for natural gas include NGLs.
(2)	Represents “gross profits” as described in “Computation of Net Profits.”
(3)	Reflects gross cash impact of settlement of derivative contracts relating to production.

Important factors used in calculating the Trust’s net profits income include the volumes of oil and gas produced from the Underlying Properties and the realized prices received for the sale of those minerals, including natural gas liquids, as well as lease operating expenses, production, ad valorem and other taxes, development expenses and the Trust’s general and administrative expenses. In future years, a comparison between the current year’s net profits income and the previous year’s net profits income will be included.

Derivative Contracts

Income from the Net Profits Interest is exposed to fluctuations in energy prices in the normal scope of business. To mitigate the negative effects of a possible decline in oil prices on distributable income to the Trust, Boaz Energy entered into derivative put option contracts with respect to approximately 100% of expected oil production attributable to the Net Profits Interest during the remainder of 2018 and 76% of such production during 2019. These derivative contracts consist of put option contracts with strike prices of $60 per barrel in 2018 and $50 per barrel in 2019. Boaz Energy believes that these put option contracts provide downside protection to the Trust in the event spot prices for crude oil decline below the applicable strike price, while still allowing the Trust to benefit from increasing crude oil prices. If prices for crude oil as quoted on NYMEX decline below the applicable strike prices, Boaz Energy could exercise its put option and receive payment generally equal to the difference between the applicable strike price and the market price for crude oil at the time of exercise, multiplied by the notional quantity of crude oil hedged under the applicable put option contract being exercised. After December 31, 2019, none of the production attributable to the Underlying Properties will be hedged.

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

Administrative expenses include the Trustee and Delaware Trustee fees, accounting, engineering, legal, tax advisory and other professional fees, and Form 1099 preparation and distribution expenses. The Trust is also responsible for paying other expenses incurred as a result of being a publicly traded entity, including costs associated with annual, quarterly and current reports to the SEC, NYSE listing fees, independent auditor fees and registrar and transfer agent fees. If the Trustee determines that cash on hand and cash to be received in respect of the Net Profits Interest are, or will be, insufficient to cover the Trust’s liabilities and expenses, the Trustee may cause the Trust to borrow funds to pay liabilities of the Trust. Pursuant to the Trust Agreement, the Trustee is authorized to retain cash from the distributions it receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due, however until May 31, 2019, the Trustee shall not retain any cash from monthly distributions pursuant to this clause and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust. Boaz Energy has provided the Trust with a $1.0 million Letter of Credit (the “Letter of Credit”) that may be drawn by the Trust to pay its administrative expenses. Commencing in the monthly period ending May 31, 2019 and continuing until the reserve described in clause (i) equals or exceeds $1.0 million, the Trustee will retain cash from distributions in such amount as the Trustee determines but not less than $25,000 per month or more than $100,000 per month. At such time as such reserve equals or exceeds $1.0 million, the Trustee is required to release the Letter of Credit.

If the Trustee causes the Trust to borrow funds, or if the Trustee draws on the Letter of Credit being provided by Boaz Energy, the Trust unitholders will not receive distributions until the borrowed funds or the amount drawn, as applicable, are repaid.

Off-Balance Sheet Arrangements

As of December 31, 2018, the Trust had no off-balance sheet arrangements.

New Accounting Pronouncements

As the Trust’s financial statements are prepared on the modified cash basis, most accounting pronouncements are not applicable to the Trust’s financial statements. No new accounting pronouncements have been adopted or issued that would impact the financial statements of the Trust.

Critical Accounting Policies and Estimates

The Trust uses the modified cash basis of accounting to report Trust receipts of the Net Profits Interest and payments of expenses incurred. The Net Profits Interest represents the right to receive revenues (oil and natural gas sales), less direct operating expenses (lease operating expenses and severance and ad valorem taxes) and development expenses of the Underlying Properties, multiplied by 80%, plus any payments received in connection with the settlement of certain derivative contracts. Cash distributions of the Trust are made based on the amount of cash received by the Trust pursuant to terms of the Conveyance creating the Net Profits Interest.

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

•

Amortization of the investment in the Net Profits Interest is calculated on a unit-of-production basis and is charged directly to Trust corpus, and such amortization does not affect distributions from the Trust; and

•

The Trust’s investment in the Net Profits Interest is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost basis and, if an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.

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

Oil and Natural Gas Reserves. The proved oil and natural gas reserves for the Underlying Properties are estimated by independent petroleum engineers. Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof. Estimates by different engineers often vary, sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates. Because proved reserves are required to be estimated using prices at the date of the evaluation, estimated reserve quantities can be significantly impacted by changes in product prices. Accordingly, oil and natural gas quantities ultimately recovered and the timing of production may be substantially different from original estimates.

The Financial Accounting Standards Board requires supplemental disclosures for oil and gas producers based on a standardized measure of discounted future net cash flows relating to proved oil and natural gas reserve quantities. Under this disclosure, future cash inflows are computed by applying the average prices during the 12-month period prior to fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month benchmark price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Future price changes are only considered to the extent provided by contractual arrangements in existence at year-end. The standardized measure of discounted future net cash flows is achieved by using a discount rate of 10% a year to reflect the timing of future cash flows relating to proved oil and natural gas reserves. Changes in any of these assumptions, including consideration of other factors, could have a significant impact on the standardized measure. The standardized measure does not necessarily result in an estimate of the current fair market value of proved reserves.

Amortization of Net Profits Interest. The Trust calculates amortization of the Net Profits Interest in oil and natural gas properties on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates which are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is recorded on sales volumes paid by the Trust during the relevant period and is charged directly to the Trust corpus balance. As a result, amortization does not affect the cash earnings of the Trust.

Impairment of Net Profits Interest. The Net Profits Interest in oil and natural gas properties is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. During the year ended December 31, 2018, the Trust did not recognize any impairment of the Net Profits Interest. Future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated market pricing could result in recognition of impairment in future periods.

Refer to Note 2 to the financial statements included in Item 8 of this report for the Trust’s significant accounting policies.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we have elected scaled disclosure reporting and therefore are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

Financial Statements. The following documents are filed as part of the Trust’s financial statements for the year ended December 31, 2018:

Report of Independent Registered Public Accounting Firm

Unitholders of PermRock Royalty Trust and

Simmons Bank, Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities, and trust corpus of PermRock Royalty Trust (the Trust) as of December 31, 2018, and the related statements of distributable income and changes in trust corpus for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2018, and the distributable income and changes in trust corpus for the year then ended, in conformity with the modified cash basis of accounting, as described in Note 2 to the financial statements.

Basis for Opinion

These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Basis of Accounting

As described in Note 2 to the financial statements, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

/s/ Weaver and Tidwell, L.L.P.

We have served as the Trust’s auditor since 2018.

Austin, Texas

April 1, 2019

Report of Independent Registered Public Accounting Firm

To Unitholder of PermRock Royalty Trust, Simmons Bank as Trustee, and the Board of Managers, Boaz Energy II, LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying statement of assets and trust corpus of PermRock Royalty Trust as of December 31, 2017 and the related notes (collectively, the “Statements”). In our opinion, the Statement presents fairly, in all material respects, the financial position of PermRock Royalty Trust as of December 31, 2017, in conformity with the basis of accounting described in Note 2.

Basis of Accounting

As described in note 2 to the Statement, this Statement was prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Basis for Opinion

This Statement is the responsibility of the unitholder of PermRock Royalty Trust. Our responsibility is to express an opinion on this Statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to PermRock Royalty Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Statement is free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the Statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the Statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall Statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the auditor of PermRock Royalty Trust since 2017.

Denver, Colorado

March 7, 2018

Statement of Assets, Liabilities, and Trust Corpus

	December 31
	2018	2017
ASSETS
Cash and Short-Term Investments	$1,394,128	$0
Receivable	10	10
Net Profits Interests	92,186,166	0

TOTAL	$93,580,304	$10

	December 31
	2018	2017
LIABILITIES & TRUST CORPUS
Distribution Payable to Unitholders	$1,394,128	$0
Cash Reserves	0	0
Trust Corpus	92,186,176	10

TOTAL	$93,580,304	$10

These Financial Statements should be read in conjunction with the accompanying Notes to Financial Statements included herein.

Statements of Distributable Income

Year Ended December 31, 2018
Net Profits Income	$16,229,480
Interest Income	9,305

Total Revenue	16,238,785
Expenditures – General and Administrative	(648,930)
Increase in Cash Reserves	0

Distributable Income	15,589,855

Distributable Income per Unit	$1.281456

These Financial Statements should be read in conjunction with the accompanying Notes to Financial Statements included herein.

Statements of Changes in Trust Corpus

Year Ended December 31, 2018
Trust Corpus, Beginning of Period	$10
Conveyance of Net Profits Interest	95,809,136
Amortization of Net Profits Interest	(3,622,980)
Distributable Income	15,589,855
Distributions Declared	(15,589,855)

Trust Corpus, End of Period	$92,186,166

These Financial Statements should be read in conjunction with the accompanying Notes to Financial Statements included herein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization of Trust

PermRock Royalty Trust (the “Trust”) is a Delaware statutory trust formed on November 22, 2017 under the Delaware Statutory Trust Act pursuant to a Trust Agreement among Boaz Energy II, LLC (“Boaz Energy”), as trustor, Simmons Bank, as Trustee (the “Trustee”), and Wilmington Trust, National Association, as Delaware Trustee (the “Delaware Trustee”).

The Trust was created to acquire and hold the Net Profits Interest for the benefit of the Trust unitholders pursuant to an agreement between Boaz Energy, the Trustee and the Delaware Trustee. In connection with the closing of the initial public offering of Trust units, on May 4, 2018, Boaz Energy conveyed the Net Profits Interest to the Trust in exchange for Trust units. The Net Profits Interest represents an interest in the Underlying Properties.

The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale of oil and natural gas production from the Underlying Properties. The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties. The Trust has and will continue to make monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and any cash reserves, to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date. The Trust’s first distribution in May 2018 related to sales from production from January and February of 2018 and production expenses for the months of January, February and a portion of March of 2018. All distributions following the first distribution generally relate to sales from a one-month period.

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

•

Amortization of the investment in the Net Profits Interest is calculated on a unit-of-production basis and is charged directly to Trust corpus, and such amortization does not affect distributions from the Trust; and

•

The Trust’s investment in the Net Profits Interest is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost basis and, if an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.

b.	Financial Statements.

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

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be expected to result in reductions to cash receipts to the Trust in respect of the Net Profits Interest with corresponding reductions to cash distributions to Trust unitholders. Please see the discussion of litigation in Note 11.

3.	Income Taxes

Tax counsel advised the Trust at the time of formation that for U.S. federal income tax purposes, the Trust is treated as a grantor trust and is be subject to federal income tax at the trust level. Trust unitholders are treated for such purposes as owning a direct interest in the assets of the Trust, and each Trust unitholder is taxed directly on its pro rata share of the income and any gain, if sold, attributable to the assets of the Trust and is entitled to claim its pro rata share of deductions and expenses attributable to the assets of the Trust. Each Trust unitholder should consult his or her own tax advisor regarding income tax requirements, if any, applicable to such unitholder’s ownership of Trust units.

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

Based on 12,165,732 Trust units outstanding at each date listed below, the monthly per unit distributions during the year ended December 31, 2018 were as follows:

Record Date	Payment Date	Distribution per Unit
May 15, 2018	May 30, 2018	$0.350906
May 31, 2018	June 14, 2018	0.165942
June 29, 2018	July 16, 2018	0.113736
July 31, 2018	August 14, 2018	0.129238
August 31, 2018	September 17, 2018	0.092562
September 28, 2018	October 15, 2018	0.131175
October 31, 2018	November 15, 2018	0.115880
November 30, 2018	December 14, 2018	0.067419
December 31, 2018	January 15, 2019	0.114594

		$1.281452

6.	Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee and Delaware Trustee. The Delaware Trustee’s annual fee is $4,000. In 2018, the Trustee received $120,000 for the period from May through December 2018. For 2019, the Trustee’s annual administrative fee is $183,600. The Trustee’s annual administrative fee will increase at a rate of 3% per year for the first three years of the Trust’s existence, increase at a rate of 2% per year for the following two years, then increase at a rate of 1% per year until the 20th anniversary of the Trust’s formation and then remain flat thereafter. These costs of the Trust, which are included in administration expenses, are deducted by the Trust before distributions are made to Trust unitholders.

Agreements with Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. As of March 27, 2019, Boaz Energy owned 5,878,332 Trust units of the 12,165,732 Trust units issued and outstanding.

7.	Derivative Contracts

Income from the Net Profits Interest is exposed to fluctuations in energy prices in the normal scope of business. To mitigate the negative effects of a possible decline in oil prices on distributable income to the Trust, Boaz Energy entered into derivative put option contracts with respect to approximately 100% of expected oil production attributable to the Net Profits Interest during the remainder of 2018 and 76% of such production during 2019. These derivative contracts consist of put option contracts with strike prices of $60 per barrel in 2018 and $50 per barrel in 2019. Boaz Energy believes that these put option contracts provide downside protection to the Trust in the event spot prices for crude oil decline below the applicable strike price, while still allowing the Trust to benefit from increasing crude oil prices. If prices for crude oil as quoted on NYMEX decline below the applicable strike prices, Boaz Energy could exercise its put option and receive payment generally equal to the difference between the applicable strike price and the market price for crude oil at the time of exercise, multiplied by the notional quantity of crude oil hedged under the applicable put option contract being exercised. After December 31, 2019, none of the production attributable to the Underlying Properties will be hedged.

8.	Certain Contracts

The Trust is not a party to any purchase, gathering, or processing contracts. Boaz Energy and other outside operators are parties to oil and natural gas sales contracts. For the year ended December 31, 2018, Boaz Energy reports that Phillips 66, Plains All American Pipeline and Sunoco, Inc. accounted for 27.45%, 29.01%, and 16.32%, respectively, of total oil and natural gas revenues, and that no other purchaser accounted for 10% or more of the total revenue of the Underlying Properties. Boaz Energy does not believe that the loss of any of these parties as a purchaser of crude oil or natural gas production from the Underlying Properties would have a material impact on the business or operations of Boaz Energy or the Underlying Properties because of the large number of marketing firms and competitive nature of oil and gas purchasers in the Permian Basin.

9.	Significant Customers

Information as to significant purchasers of oil and gas production attributable to the Trust’s economic interests is included in Note 8, above.

10.	Development Costs

Boaz Energy’s capital budget expenditures for 2019 are estimated to be $4 million. The estimate is subject to change based on, among other things, Boaz Energy’s actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of oil and natural gas.

11.	Settlements and Litigation

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation seeks surface use damages and alleges violations of the terms of the leases, among other things. Boaz Energy has advised the Trustee that it does not anticipate the litigation will materially affect the Trust. The Trustee has filed an answer in the litigation and responses to the plaintiff’s claims are being prepared.

12.	Supplemental Oil and Gas Reserve Information (Unaudited)

Proved Oil and Natural Gas Reserves

Proved oil and gas reserves have been estimated by independent petroleum engineers. Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs and under existing economic conditions, operating methods, and government regulation before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods in which the cost of the required equipment is relatively minor compared with the cost of a new well. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors.

The following table presents a reconciliation of proved reserve quantities attributable to the Trust as of December 31, 2018:

	Oil (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Proved Reserves as of December 31, 2017	6,583	4,787	7,381
Revisions of previous estimates	(785)	(671)	(897)
Extensions, discoveries and other additions	122	155	148
Production	(268)	(281)	(315)

Reserves as of December 31, 2018	5,652	3,990	6,318

Proved developed reserves:
December 31, 2017	4,953	3,263	5,497
December 31, 2018	3,097	2,226	3,467

Proved undeveloped reserves:
December 31, 2017	1,630	1,524	1,884
December 31, 2018	2,556	1,764	2,850

Estimated proved reserves as of December 31, 2018 were 6,318 MBoe, compared to 7,381 MBoe at December 31, 2017. Changes in proved reserves during the year ended December 31, 2018 consisted of the following:

•	A negative revision of 1,830 MBoe in proved developed reserves in the Permian Basin Clearfork area as a result of waterflood conformance requirements in one of the waterfloods in Terry County;

•

816 MBoe of proved developed reserves has been moved to proved undeveloped reserves because of the expected capital investment needed to capture those reserves. Boaz Energy has estimated that an additional $460,000 of capital for waterflood conformance work is required to capture these reserves and maintain an efficient and uniform waterflood. This capital will be used to clean out and stimulate producers and injectors in the field used for extracting oil, natural gas and water and injecting water in secondary recovery methods, respectively;

•

Extensions include approximately 148 MBoe of proved developed and undeveloped reserves that are a result of working interest partners’ drilling wells not classified in the year ending December 31, 2017;

•	No reserves were sold during this period in the Underlying Properties other than the Qualified De Minimus sale described in the Additional Provisions section of Part I, Item 1; and

•	The Underlying Properties had production volumes of 315 MBoe.

Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure of discounted future net cash flows related to the Trust’s Net Profits Interest in total proved natural gas and oil reserve quantities. Information presented is based upon valuation of proved reserves by using discounted cash flows based upon average oil and gas prices during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10%. As the Trust is not subject to taxation at the Trust level, no provision for income taxes has been made in the following disclosure. Trust prices may differ from posted NYMEX prices due to differences in product quality and property location. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and natural gas reserves or the costs that would be incurred to acquire equivalent reserves. A market value determination would require the analysis of additional parameters.

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust is as of December 31, 2018:

Future costs	$0
Future net cash flows	346,569,054
Discount of future net cash flows at 10%	(180,773,705)

Standardized measure of discounted future net cash flows	$165,795,349

Estimates of proved oil and natural gas reserves are by their nature imprecise. Estimates of future net revenue attributable to proved reserves are sensitive to the unpredictable prices of oil and natural gas and other variables. Accordingly, under the allocation method used to derive the Trust’s quantity of proved reserves, changes in prices will result in changes in quantities of proved oil and natural gas reserves and estimated future net revenues.

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the period from December 31, 2017 to December 31, 2018 is as follows (in thousands):

Year Ended December 31, 2018
Balance at the beginning of the period (December 31, 2017)(1)	$161,301
Net change in prices and production costs	32,164
Net change in future development costs	0
Sales of oil and natural gas, net of production costs	(16,612)
Extensions and discoveries	4,234
Purchase of reserves	0
Divestiture of reserves	(6)
Revisions of previous quantity estimates	(19,901)
Previously estimated development costs incurred	0
Net change in income taxes	0
Accretion of discount	16,130
Changes in timing and other	(11,515)
Balance at the end of the period (December 31, 2018)	$165,795

(1)	The conveyance was effective as of January 1, 2018; however, the balance is presented as of December 31, 2017.

Estimated proved reserves as of December 31, 2018 were 6,318 MBoe, compared to 7,381 MBoe at December 31, 2017. Changes in proved reserves during the year ended December 31, 2018 consisted of the following:

•	A negative revision of 1,830 MBoe in proved developed reserves in the Permian Basin Clearfork area as a result of waterflood conformance requirements in one of the waterfloods in Terry County;

•

816 MBoe of proved developed reserves has been moved to proved undeveloped reserves because of the expected capital investment needed to capture those reserves. Boaz Energy has estimated that an additional $460,000 of capital for waterflood conformance work is required to capture these reserves and maintain an efficient and uniform waterflood. This capital will be used to clean out and stimulate producers and injectors in the field used for extracting oil, natural gas and water and injecting water in secondary recovery methods, respectively;

•

Extensions include approximately 148 MBoe of proved developed and undeveloped reserves that are a result of working interest partners’ drilling wells not classified in the year ending December 31, 2017;

•	No reserves were sold during this period in the Underlying Properties other than the Qualified De Minimus sale described in the Additional Provisions section of Part I, Item 1; and

•	The Underlying Properties had production volumes of 315 MBoe.

For 2018, $3.10 per Mcf of natural gas and $65.56 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of Henry Hub natural gas and WTI oil.

For 2017, $2.98 per Mcf of natural gas and $51.34 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of Henry Hub natural gas and WTI oil.

13.	Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the year ended December 31, 2018:

2018	Net Profits Income	Distributable Income	Distributable Income Per Unit
First Quarter	$0	$0	$0
Second Quarter	7,932,940	7,671,541	0.630586
Third Quarter	4,497,974	4,294,197	0.352975
Fourth Quarter	3,798,566	3,624,117	0.297895

Total	$16,229,480	$15,589,855	$1.281456

14.	Subsequent Events

On January 18, 2019, the Trust declared a cash distribution of $0.087678 per Trust unit to unitholders of record as of January 31, 2019. The distribution was paid on February 14, 2019.

On February 15, 2019, the Trust declared a cash distribution of $0.040955 per Trust unit to unitholders of record as of February 28, 2019. The distribution was paid on March 14, 2019.

On March 19, 2019, the Trust declared a cash distribution of $0.041582 per Trust unit to unitholders of record as of March 29, 2019. The distribution will be paid on or about April 12, 2019.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Trustee conducted an evaluation of the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this annual report. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of December 31, 2018, that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Boaz Energy.

Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of the Trust Agreement and the Conveyance of Net Profits Interest, the Trustee’s disclosure controls and procedures related to the Trust necessarily rely on (A) information provided by Boaz Energy, including information relating to results of operations, the costs and revenues attributable to the Trust’s interests under the Conveyance and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the Underlying Properties, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers.

Trustee’s Report on Internal Control over Financial Reporting. The information required to be furnished pursuant to this item is set forth below.

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Boaz Energy.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers. The Trustee is a corporate trustee that may only be removed and replaced by the holders of a majority of the Trust units present in person or by proxy at a meeting of such holders where a quorum is present, including Trust units held by Boaz Energy, called by either the Trustee or the holders of not less than 10% of the then outstanding Trust units.

Section 16(a) Beneficial Ownership Reporting Compliance

The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust’s units are required to file with the SEC initial reports of ownership of units and reports of changes in such ownership pursuant to Section 16 under the Exchange Act. Based solely on a review of these reports, the Trustee is not aware of any person having failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Audit Committee and Nominating Committee

Because the Trust does not have a board of directors, it does not have an audit committee, an audit committee financial expert or a nominating committee.

Code of Ethics

Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Simmons Bank, must comply with the bank’s standards of conduct, a copy of which will be provided to unitholders without charge, upon request made to Simmons Bank, Trustee, P.O. Box 470727, Fort Worth, Texas 76147, Attention: Lee Ann Anderson.

Item 11.	Executive Compensation

The Trust does not have any executive officers, directors or employees. The Trust does not have a board of directors, and it does not have a compensation committee. Pursuant to the Trust Agreement, the Trust pays an annual administrative fee to the Trustee of $180,000 per year subject to escalation. Administrative fees paid to the Trustee in 2018 were $120,000 for May through December 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a) Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of the Trust units as of March 27, 2019 by each person who, to the Trustee’s knowledge, beneficially owns more than 5% of the outstanding Trust units.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Boaz Energy II, LLC 201 West Wall Street, Suite 421 Midland, Texas 79701	Trust units	5,878,332	48.3%

Pursuant to Schedule 13D filed with the SEC and dated May 4, 2018, Boaz Energy indicated it was then the sole record and beneficial owner of 5,915,732 Trust units and had sole voting and dispositive power over all the

Trust units. By virtue of their respective ownership of 61.213% and 33.777% of the limited liability company interests in Boaz Energy, two Boaz Energy affiliates (NGP X US Holdings, LP and NGP Boaz Energy II Co-Invest, LLC (the “Boaz Energy Affiliates”) and their respective indirect owners, 5221 N. O’Connor Blvd., Suite 1100, Irving, Texas 75039) may be deemed to indirectly beneficially own all or some portion of those 5,915,732 Trust units then owned directly by Boaz Energy and may be deemed to share voting and dispositive power over such Trust units. NGP Energy Capital Management, L.L.C. (“NGP ECM”) has been delegated full power and authority to manage the Boaz Energy Affiliates and, accordingly, NGP ECM may be deemed to be the beneficial owner of these Trust units and may also be deemed to share voting and dispositive power over these Trust units.

(b) Security Ownership of Trustee.

As of April 1, 2019, Simmons Bank has no beneficial ownership of or power to vote any of the outstanding Trust units.

(c) Changes in Control.

The Trustee knows of no arrangement, including any pledge by any person of securities of the Trust or any of its parents, the operation of which may at a subsequent date result in a change of control of the Trust.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Trustee Administrative Fee. In 2018, the Trust paid the Trustee $120,000 in administrative fees for May through December 2018. Under the terms of the Trust Agreement going forward, the Trust pays an annual administrative fee of $180,000 subject to escalation to the Trustee and $4,000 to the Delaware Trustee.

Registration Rights Agreement. The Trust and Boaz Energy are parties to a Registration Rights Agreement whereby Boaz Energy, its affiliates and certain permitted transferees holding registrable Trust units are entitled, upon receipt by the Trustee of written notice from holders of a majority of the then outstanding registrable Trust units, to demand that the Trust effect the registration of the registrable Trust units. The holders of the registrable Trust units are entitled to demand a maximum of five such registrations. In connection with the preparation and filing of any registration statement, Boaz Energy will bear all costs and expenses incidental to any registration statement, excluding certain internal expenses of the Trust, which will be borne by the Trust. Any underwriting discounts and commissions will be borne by the seller of the Trust units. The foregoing description of the Registration Rights Agreement is qualified in its entirety by the terms of the Registration Rights Agreement, a copy of which is incorporated by reference as an exhibit to this Form 10-K.

Director Independence

The Trust does not have a board of directors. Further, the Trust relies on an exemption from the director independence requirements of the New York Stock Exchange set forth in Rule 10A-3(c)(7) under the Exchange Act, applicable to listed issuers organized as trusts that do not have a board of directors.

Item 14.	Principal Accounting Fees and Services

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee.

The following table presents fees for professional audit services rendered by Weaver and Tidwell, L.L.P. for the audit of the Trust’s financial statements for 2018 and fees billed for other services rendered by Weaver and Tidwell, L.L.P.

2018
Audit fees(1)	$31,300
Audit-related fees	—
Tax fees	—
All other fees	—

Total fees	$31,300

(1)	Fees for audit services in 2018 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Financial Statements

Included in Part II. Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus

Statements of Distributable Income

Statements of Changes in Trust Corpus

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(3)	Exhibits

The exhibits below are filed or furnished herewith or incorporated herein by reference.

Exhibit No.	Description of Exhibit

3.1*	Certificate of Trust of PermRock Royalty Trust (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1, filed on April 6, 2018 (Registration No. 333-224191)).

3.2*	Trust Agreement of PermRock Royalty Trust (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1, filed on April 6, 2018 (Registration No. 333-224191)).

3.3*	Amended and Restated Trust Agreement of PermRock Royalty Trust, dated May 4, 2018, among Boaz Energy II, LLC, Wilmington Trust, National Association, as Delaware Trustee of PermRock Royalty Trust, and Simmons Bank, as Trustee of PermRock Royalty Trust (incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K, filed on May 8, 2018 (File No. 001-38472)).

10.1*	Conveyance of Net Profits Interest, dated effective as of January 1, 2018, by and between Boaz Energy II, LLC and Boaz Energy II Royalty, LLC (incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on May 8, 2018 (File No. 001-38472)).

10.2*	Registration Rights Agreement, dated as of May 4, 2018, by and between Boaz Energy II, LLC and PermRock Royalty Trust (incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K, filed on May 8, 2018 (File No. 001-38472)).

23.1	Consent of Cawley, Gillespie & Associates, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of Cawley, Gillespie & Associates, Inc.

*	Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERMROCK ROYALTY TRUST

By: Simmons Bank, as Trustee

By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Senior Vice President

Date: April 1, 2019

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