Form 10-Q
period 2019-03-31
PermRock Royalty Trust
filed 2019-05-15
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Units of Beneficial Interest	PRT	New York Stock Exchange

As of May 15, 2019, 12,165,732 trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

Glossary of Terms

Bbl	Barrel (of oil).

differential	The difference between a benchmark price of oil and natural gas, such as the NYMEX crude oil spot, and the wellhead price received.

distributable income	An amount paid to Trust unitholders equal to the net profits income received by the Trust during a given period plus interest, less the expenses and payment of liabilities of the Trust, adjusted by any changes in cash reserves.

GAAP	United States generally accepted accounting principles.

MBbl	One thousand barrels of crude oil or condensate.

MBoe	One thousand barrels of crude oil equivalent.

Mcf	One thousand cubic feet (of natural gas).

MMcf	One million cubic feet (of natural gas).

natural gas liquids (NGL)	Those hydrocarbons that are separated from the gas as liquids through the process of absorption, condensation or other methods in gas processing or cycling plants.

net acres	The sum of the fractional working interests owned by a given operator in gross acres.

net profits	Gross profits received by Boaz Energy from the sale of production from the Underlying Properties, less applicable costs, as provided in the Conveyance.

net profits income	Net profits multiplied by the net profits percentage of 80%, which is paid to the Trust by Boaz Energy. “Net profits income” is referred to as “royalty income” for tax reporting purposes.

Net Profits Interest	An interest in an oil and natural gas property measured by net profits from the sale of production, rather than a specific portion of production. An 80% net profits interest was conveyed to the Trust entitling the Trust to receive 80% of the net profits from the Underlying Properties.

NYMEX	The New York Mercantile Exchange is a commodity futures exchange that quotes prices for transactions which are the prices paid for various commodities, including oil and natural gas, throughout the world.

Trust units	Trust units representing beneficial interests in the Trust.

Underlying Properties	The interest in certain oil and natural gas properties from which the Net Profits Interest was conveyed by Boaz Energy. The Underlying Properties include working interests in oil and natural gas producing properties located in the Permian Basin in Texas.

working interest	An operating interest in an oil and natural gas property that provides the owner a specified share of production that is subject to all production expense and development costs.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, and Simmons Bank, as Trustee (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Trust’s 2018 Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and Trust corpus of PermRock Royalty Trust at March 31, 2019 and December 31, 2018, and the distributable income and changes in Trust corpus for the three-month periods ended March 31, 2019 and March 31, 2018 have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2019 Unaudited	December 31, 2018
ASSETS
Cash and short-term investments	$505,844	$1,394,128
Receivable from Boaz Energy	0	10
Net Profits Interest (1)	91,528,632	92,186,166

TOTAL ASSETS	$92,034,476	$93,580,304

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$505,854	$1,394,128
Cash reserves (2)	0	0
Trust corpus	91,528,622	92,186,176

TOTAL LIABILITIES AND TRUST CORPUS	$92,034,476	$93,580,304

(1)	See Note 2 for further discussion of the Net Profits Interest.
(2)

The Trustee is authorized to retain cash from distributions received by the Trust to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust. Pursuant to the Trust Agreement (as defined in Note 1 below), as of March 31, 2019, the reserve had not yet been established and the Trust instead relied on the $1.0 million Letter of Credit provided by Boaz Energy. See Note 4 for further discussion of the expense reserve.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net profits income	$2,323,209	$0
Interest income	3,117	0

Total revenue	$2,326,326	$0
Expenditures – general and administrative	(255,524)	0
Increase in cash reserves (1)	0	0

Distributable income	$2,070,802	$0

Distributable income per unit (2)	$0.170215	$0

(1)

The Trustee is authorized to retain cash from distributions received by the Trust to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust. Pursuant to the Trust Agreement (as defined in Note 1 below), as of March 31, 2019, the reserve had not yet been established and the Trust instead relied on the $1.0 million Letter of Credit provided by Boaz Energy. See Note 4 for further discussion of the expense reserve.

(2)	Based on 12,165,732 Trust units issued and outstanding as of May 15, 2019.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Trust corpus, beginning of period	$92,186,176	$10
Conveyance of Net Profits Interest	0	0
Amortization of Net Profits Interest	(657,554)	0
Distributable income	$2,070,802	$0
Distributions declared	(2,070,802)	0

Trust corpus, end of period	$91,528,622	$10

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

The Trust was created to acquire and hold the Net Profits Interest for the benefit of the Trust unitholders. In connection with the closing of the initial public offering of Trust units, on May 4, 2018, Boaz Energy conveyed the Net Profits Interest to the Trust in exchange for Trust units pursuant to a conveyance agreement between Boaz Energy, the Trustee and the Delaware Trustee (the “Conveyance”). The Net Profits Interest represents an interest in the Underlying Properties.

The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale of oil and natural gas production from the Underlying Properties. The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties. The Trust has and will continue to make monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and any cash reserves, to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date. The Trust’s first distribution on May 30, 2018 related to sales from production from January and February of 2018 and production expenses for the months of January, February and a portion of March of 2018. All distributions following the first distribution generally relate to sales from a one-month period.

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

2. Trust Significant Accounting Policies

a. Basis of Accounting

The Trust uses the modified cash basis of accounting to report Trust receipts of the Net Profits Interest and payments of expenses incurred. The Net Profits Interest represents the right to receive revenues (primarily oil and natural gas sales), less direct operating expenses (lease operating expenses and severance and ad valorem taxes) and development expenses of the Underlying Properties, multiplied by 80%, less any payments made or plus any payments received in connection with the settlement of certain hedge contracts. Cash distributions of the Trust are made based on the amount of cash received by the Trust pursuant to terms of the Conveyance creating the Net Profits Interest.

The financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust’s assets, liabilities, Trust corpus, earnings and distributions as follows:

•	Income from the Net Profits Interest is recorded when distributions are received by the Trust;

•	Distributions to Trust unitholders are recorded when declared by the Trust;

•

Trust general and administrative expenses (which includes the Trustee’s fees as well as accounting, engineering, legal, tax advisory and other professional fees) are recorded when paid; Cash reserves for Trust expenses may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under United States generally accepted accounting principles (“GAAP”);

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

b. Interim Financial Statements.

The accompanying unaudited financial statements have been prepared by the Trust in accordance with the accounting policies stated in the audited financial statements and notes of the Trust thereto included in the Trust’s 2018 Annual Report on Form 10-K and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements.

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

e. Contingencies.

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be expected to result in reductions to cash receipts to the Trust in respect of the Net Profits Interest with corresponding reductions to cash distributions to Trust unitholders. Please see the discussion of litigation in Note 9.

3. Income Taxes

Tax counsel advised the Trust at the time of formation that for U.S. federal income tax purposes, the Trust is treated as a grantor trust and will not be subject to federal income tax at the trust level. Trust unitholders will be treated for such purposes as owning a direct interest in the assets of the Trust, and each Trust unitholder is taxed directly on its pro rata share of the income and any gain, if sold, attributable to the assets of the Trust and is entitled to claim its pro rata share of deductions and expenses attributable to the assets of the Trust. Each Trust unitholder should consult his or her own tax advisor regarding income tax requirements, if any, applicable to such unitholder’s ownership of Trust units.

4. Cash Reserves

Pursuant to the Trust Agreement, the Trustee is authorized to retain cash from the distributions the Trust receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due, however until May 31, 2019, the Trustee shall not retain any cash from monthly distributions pursuant to this clause and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust. Boaz Energy has provided the Trust with a $1.0 million letter of credit (the “Letter of Credit”) that may be drawn by the Trust to pay administrative expenses of the Trust, and the Trustee is not permitted to retain cash from distributions with respect to the administrative expense reserve described in clause (i) until the monthly period ended May 31, 2019. Commencing in that monthly period and continuing until the reserve described in clause (i) equals or exceeds $1.0 million, the Trustee shall retain cash from distributions in such amount as the Trustee determines but not less than $25,000 per month or more than $100,000 per month. At such time as such reserve equals or exceeds $1.0 million, the Trustee is required to release the Letter of Credit.

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

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended March 31, 2019 were as follows:

Record Date	Payment Date	Distribution per Unit
January 31, 2019	February 14, 2019	$0. 087678
February 28, 2019	March 14, 2019	0. 040955
March 29, 2019	April 12, 2019	0. 041582

$0.170215

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

Agreements with Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. As of May 15, 2019, Boaz Energy owned 5,878,332 Trust units of the 12,165,732 Trust units issued and outstanding.

7. Derivative Contracts

Income from the Net Profits Interest is exposed to fluctuations in energy prices in the normal scope of business. To mitigate the negative effects of a possible decline in oil prices on distributable income to the Trust, Boaz Energy entered into derivative put option contracts with respect to approximately 100% of expected oil production attributable to the Net Profits Interest during 2018 and 76% of such production during 2019. These derivative contracts consist of put option contracts with strike prices of $60 per barrel in 2018 and $50 per barrel in 2019. Boaz Energy believes that these put option contracts provide downside protection to the Trust in the event spot prices for crude oil decline below the applicable strike price, while still allowing the Trust to benefit from increasing crude oil prices. If prices for crude oil as quoted on NYMEX decline below the applicable strike prices, Boaz Energy could exercise its put option and receive payment generally equal to the difference between the applicable strike price and the market price for crude oil at the time of exercise, multiplied by the notional quantity of crude oil hedged under the applicable put option contract being exercised. After December 31, 2019, none of the production attributable to the Underlying Properties will be hedged. Revenue from derivative contracts in the amount of $550,000 was included in the January 2019 distribution.

8. Development Costs

Boaz Energy’s capital budget expenditures for 2019 are estimated to be $4 million. The estimate is subject to change based on, among other things, Boaz Energy’s actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of oil and natural gas.

9. Settlements and Litigation

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation seeks surface use damages and alleges violations of the terms of the leases, among other things. Boaz Energy has advised the Trustee that it does not anticipate the litigation will materially affect the Trust. The Trustee has filed an answer in the litigation, responses to the plaintiff’s claims are being prepared and the discovery process is underway.

10. Subsequent Events

Distribution to Unitholders. On April 18, 2019, the Trust declared a cash distribution of $0.054990 per Trust unit based principally upon production during the month of February 2019 to record holders as of April 30, 2019. The distribution was paid on May 14, 2019. The following table shows underlying oil and natural gas sales and average prices attributable to the distribution declared on April 18, 2019:

	Underlying Sales
	Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
February	43,605	50,328	$47.82	$5.26

Capital expenditures included in the distribution declared on April 19, 2019 totaled $0.26 million.

ITEM 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the Trust’s unaudited condensed financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the Trust’s audited financial statements and the accompanying notes included in the Trust’s 2018 Annual Report on Form 10-K.

Cautionary Statement Regarding Forward Looking Statements

Certain information included in this Quarterly Report contains, and other materials filed or to be filed by the Trust with the SEC (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Specifically, this Quarterly Report contains forward-looking statements including, Boaz Energy and Simmons Bank’s (as the Trustee of the Trust), expectations, beliefs and plans regarding: (i) drilling activities, including timing and estimated costs of such activities and their resulting impact on the computation of the Net Profits Interest; (ii) streamlining existing waterflood operations and converting additional wells to injection wells; (iii) the ability of derivative contracts to provide downside protection to the Trust in certain events; (iv) Boaz Energy’s estimated capital expenditures; and (v) distributions to Trust unitholders. Such statements are based on certain assumptions of the Trustee, and certain assumptions of information provided to the Trust by Boaz Energy, the owner of the Underlying Properties; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Boaz Energy; and involve risks and uncertainties. Certain factors could affect the future results of the energy industry in general, and Boaz Energy and the Trust in particular, and could cause actual results to differ materially from those projected in such forward-looking statements. Those factors include, without limitation, the following:

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

•	the effect of existing and future laws and regulatory actions, including real estate, bankruptcy and tax legislation and the ability to accurately interpret the impact of such laws;

•	general economic conditions affecting the areas where Boaz Energy operates;

•	actions by Boaz Energy, including such that result in conflicts of interest, that adversely affect the Trust;

•	the cost of inflation; and

•	the risk factors discussed in Item 1A of Part I of the Trust’s 2018 Annual Report on Form 10-K.

You should not place undue reliance on any forward-looking statements. All forward-looking statements speak as of the date of this Quarterly Report. The Trust does not undertake any obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, unless required by applicable law.

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

Properties. The Underlying Properties consist of four operating areas in the Permian Basin in Texas, aggregating 35,390 gross (22,997 net) acres. The Permian Clearfork area consists of 2,434 net acres on the Central Basin Platform of the Permian Basin in Hockley and Terry Counties, Texas. The Permian Abo area consists of 1,667 net acres on the Central Basin Platform of the Permian Basin in Terry and Cochran Counties, Texas. The Permian Shelf area consists of 14,727 net acres on the Eastern Shelf of the Permian Basin in Glasscock, Schleicher, Stonewall and Coke Counties, Texas. The Permian Platform area consists of 4,169 net acres on the Central Basin Platform of the Permian Basin in Ward, Crane, Terry and Ector Counties, Texas.

2018 Recap and 2019 Outlook

In 2018, Boaz Energy participated in the drilling of 23 new wells operated by others in the Permian Platform area and two new wells in the Permian Shelf. Boaz Energy has continued to optimize waterfloods in the Permian Clearfork and Permian Shelf through the use of conformance technology. In 2019, Boaz Energy plans to streamline existing waterflood operations, convert additional wells to injection wells where prudent, drill one to two new operated wells and continue to participate in Permian Platform drilling proposed by non-operating partners. More particularly, Boaz Energy reported that, assuming it obtains the required permits, it expects to drill a new operated well in the Permian Platform area in the second quarter of 2019 at an estimated cost of $1.10 million such that the majority of the development expenses of that well would be applied in the computation of the Net Profits Interest for the months of July through October, 2019.

Results of Trust Operations for the Three Months Ended March 31, 2019 and March 31, 2018

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

Distributions as of March 31, 2019

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended March 31, 2019 were as follows:

Record Date	Payment Date	Distribution per Unit
January 31, 2019	February 14, 2019	$0. 087678
February 28, 2019	March 14, 2019	0. 040955
March 29, 2019	April 12, 2019	0. 041582

$0.170215

Computation of Income from the Net Profits Interest Received by the Trust

In connection with the closing of the initial public offering in May 2018, Boaz Energy contributed the Net Profits Interest to the Trust in exchange for 12,165,732 newly issued Trust units. The Net Profits Interest entitles the Trust to receive 80% of the net profits attributable to Boaz Energy’s interest from the sale of oil and natural gas production from the Underlying Properties. The Trust’s income from the Net Profits Interest consists of monthly net profits attributable to income from the Underlying Properties. Because of the interval between the time of production and receipt of net profits income by the Trust, the Trust recognizes production during the month in which the related net profits income is paid to the Trust. Net profits income for the three months ended March 31, 2019, was based on production during the months of November 2018 through January 2019. As discussed above, the Trust did not recognize any income or make any distributions during the three months ended March 31, 2018. The table below outlines the computation of income from the Net Profits Interest received by the Trust derived from the excess of revenues over direct operating expenses of the Underlying Properties for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Underlying Properties sales volumes(1):
Oil (MBbl)	143,863	0
Natural gas (MMcf)(2)	159,832	0

Total sales (MBoe)	170,502	0

NYMEX price:
Oil (per Bbl)	$52.22	$0
Natural gas (per Mcf)	$3.71	$0
Average realized sales price:
Oil (per Bbl)	$44.01	$0
Natural gas (per Mcf)	2.38	0
Calculation of net profits:
Gross profits:
Oil sales	$6,316,101	$0
Natural gas sales	384,005	0
Other revenue	42,021	0
Divestitures (Qualified De Minimis Sale)	0	0

Total gross profits	$6,742,127	$0

Costs:
Direct operating expenses:	$756,851	$0
Lease operating expenses	1,361,315	0
Severance and ad valorem taxes	748,639	0
Development expenses	1,291,624	0
Other expenses	368,250	0

Total costs	$(4,526,679)	$0
Settlement of derivative contracts(3)	$688,562	$0

Net profits	$2,904,010	$0
Percentage allocable to Net Profits Interest	80%	80%

Net profits income	$2,323,209	$0

(1)

Because of the interval between time of production and receipt of net profits income by the Trust, oil and natural gas sales for the three-month period ended March 31, 2019 generally represent production from November 2018 through January 2019.

(2)	Sales volumes for natural gas include NGLs.
(3)	Reflects gross cash impact of settlement of derivative contracts relating to production as discussed in Note 7 and elsewhere in this Quarterly Report.

Important factors used in calculating the Trust’s net profits income include the volumes of oil and gas produced from the Underlying Properties and the realized prices received for the sale of those minerals, including natural gas liquids, as well as lease operating expenses, production, ad valorem and other taxes, and development expenses.

Derivative Contracts

Income from the Net Profits Interest is exposed to fluctuations in energy prices in the normal scope of business. To mitigate the negative effects of a possible decline in oil prices on distributable income to the Trust, Boaz Energy entered into derivative put option contracts with respect to approximately 100% of expected oil production attributable to the Net Profits Interest during 2018 and 76% of such production during 2019. These derivative contracts consist of put option contracts with strike prices of $60 per barrel in 2018 and $50 per barrel in 2019. Boaz Energy believes that these put option contracts provide downside protection to the Trust in the event spot prices for crude oil decline below the applicable strike price, while still allowing the Trust to benefit from increasing crude oil prices. If prices for crude oil as quoted on NYMEX decline below the applicable strike prices, Boaz Energy could exercise its put option and receive payment generally equal to the difference between the applicable strike price and the market price for crude oil at the time of exercise, multiplied by the notional quantity of crude oil hedged under the applicable put option contract being exercised. After December 31, 2019, none of the production attributable to the Underlying Properties will be hedged. Revenue from derivative contracts in the amount of $550,000 was included in the January 2019 distribution.

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

Administrative expenses include the Trustee and Delaware Trustee fees, accounting, engineering, legal, tax advisory and other professional fees, and Form 1099 preparation and distribution expenses. The Trust is also responsible for paying other expenses incurred as a result of being a publicly traded entity, including costs associated with annual, quarterly and current reports to the SEC, New York Stock Exchange listing fees, independent auditor fees and registrar and transfer agent fees. If the Trustee determines that cash on hand and cash to be received in respect of the Net Profits Interest are, or will be, insufficient to cover the Trust’s liabilities and expenses, the Trustee may cause the Trust to borrow funds to pay liabilities of the Trust. Pursuant to the Trust Agreement, the Trustee is authorized to retain cash from the distributions it receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due, however until May 31, 2019, the Trustee shall not retain any cash from monthly distributions pursuant to this clause and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust. Boaz Energy has provided the Trust with a $1.0 million Letter of Credit that may be drawn by the Trust to pay its administrative expenses. Commencing in the monthly period ending May 31, 2019 and continuing until the reserve described in clause (i) equals or exceeds $1.0 million, the Trustee will retain cash from distributions in such amount as the Trustee determines but not less than $25,000 per month or more than $100,000 per month. At such time as such reserve equals or exceeds $1.0 million, the Trustee is required to release the Letter of Credit.

If the Trustee causes the Trust to borrow funds, or if the Trustee draws on the Letter of Credit being provided by Boaz Energy, the Trust unitholders will not receive distributions until the borrowed funds or the amount drawn, as applicable, are repaid.

Boaz Energy Capital Expenditure Budget

Boaz Energy’s 2019 capital budget for the Underlying Properties is estimated to be $4.0 million. The estimate is subject to change based on, among other things, Boaz Energy’s actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of oil and natural gas. The Boaz Energy management team controls the amount and timing of capital expenditures for the Underlying Properties where it serves as operator.

Distributions Declared After Quarter End

On April 18, 2019, the Trust declared a cash distribution of $0.054990 per Trust unit to unitholders of record as of April 30, 2019. The distribution was paid on May 14, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2019, the Trust had no off-balance sheet arrangements.

New Accounting Pronouncements

As the Trust’s financial statements are prepared on the modified cash basis, most accounting pronouncements are not applicable to the Trust’s financial statements. No new accounting pronouncements have been adopted or issued that would impact the financial statements of the Trust.

Critical Accounting Policies and Estimates

Refer to Note 2 to the unaudited condensed financial statements contained in Part I, Item 1 of this Quarterly Report and the Trust’s 2018 Annual Report on Form 10-K, including the audited financial statements of the Trust and notes thereto included therein, for a description of the Trust’s accounting policies and use of estimates.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The Trust is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 4.	Controls and Procedures

The Trustee conducted an evaluation of the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this quarterly report. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of March 31, 2019, that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Boaz Energy.

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

During the quarter ended March 31, 2019, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Boaz Energy.

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

Date: May 15, 2019

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