Form 10-Q
period 2019-06-30
PermRock Royalty Trust
filed 2019-08-14
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-38472

PERMROCK ROYALTY TRUST

(Exact name of registrant as specified in the

Amended and Restated Trust Agreement of PermRock Royalty Trust)

Delaware	82-6725102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Simmons Bank, Trustee P.O. Box 470727 Fort Worth, Texas	76147
(Address of principal executive offices)	(Zip Code)

(855) 588-7839

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest	PRT	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒

As of August 14, 2019, 12,165,732 trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

Glossary of Terms

Bbl	Barrel (of oil).

Boe	One barrel of crude oil equivalent.

differential	The difference between a benchmark price of oil and natural gas, such as the NYMEX crude oil spot, and the wellhead price received.

distributable income	An amount paid to Trust unitholders equal to the net profits income received by the Trust during a given period plus interest, less the expenses and payment of liabilities of the Trust, adjusted by any changes in cash reserves.

GAAP	United States generally accepted accounting principles.

MBbl	One thousand barrels of crude oil or condensate.

MBoe	One thousand barrels of crude oil equivalent.

Mcf	One thousand cubic feet (of natural gas).

MMcf	One million cubic feet (of natural gas).

natural gas liquids (NGL)	Those hydrocarbons that are separated from the gas as liquids through the process of absorption, condensation, or other methods in gas processing or cycling plants.

net acres	The sum of the fractional working interests owned by a given operator in gross acres.

net profits	Gross profits received by Boaz Energy from the sale of production from the Underlying Properties, less applicable costs, as provided in the Conveyance.

net profits income	Net profits multiplied by the net profits percentage of 80%, which is paid to the Trust by Boaz Energy. “Net profits income” is referred to as “royalty income” for tax reporting purposes.

Net Profits Interest	An interest in an oil and natural gas property measured by net profits from the sale of production, rather than a specific portion of production. An 80% net profits interest was conveyed to the Trust entitling the Trust to receive 80% of the net profits from the Underlying Properties.

NYMEX	The New York Mercantile Exchange is a commodity futures exchange that quotes prices for transactions which are the prices paid for various commodities, including oil and natural gas, throughout the world.

Trust units	Trust units representing beneficial interests in the Trust.

Underlying Properties	The interest in certain oil and natural gas properties from which the Net Profits Interest was conveyed by Boaz Energy. The Underlying Properties include working interests in oil and natural gas producing properties located in the Permian Basin in Texas.

working interest	An operating interest in an oil and natural gas property that provides the owner a specified share of production that is subject to all production expense and development costs.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The condensed financial statements included herein are presented without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, and Simmons Bank, as Trustee (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed interim financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s 2018 Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and Trust corpus of PermRock Royalty Trust at June 30, 2019 and December 31, 2018, and the distributable income and changes in Trust corpus for the three- and six-month periods ended June 30, 2019 and June 30, 2018 have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2019 (unaudited)	December 31, 2018
ASSETS
Cash and short-term investments	$1,020,800	$1,394,128
Receivable from Boaz Energy	0	10
Net Profits Interest (1)	90,613,238	92,186,166

TOTAL ASSETS	$91,634,038	$93,580,304

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$880,800	$1,394,128
Cash reserves (2)	140,000	0
Trust corpus	90,613,238	92,186,176

TOTAL LIABILITIES AND TRUST CORPUS	$91,634,038	$93,580,304

(1)	See Note 2 to condensed financial statements for further discussion of the Net Profits Interest.
(2)

The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust. Pursuant to the Trust Agreement (as defined in Note 1 to condensed financial statements below), as of June 30, 2019, since the cash reserves are less than $1.0 million, the Trust continues to rely upon the Letter of Credit provided by Boaz Energy and described in Note 4 to condensed financial statements below.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net profits income	$3,140,783	$7,932,940	$5,463,992	$7,932,940
Interest income	1,499	2,971	4,656	2,971

Total revenue	$3,142,282	$7,935,911	$5,468,648	$7,935,911
Expenditures – general and administrative	(356,571)	(264,370)	(612,135)	(264,370)
Cash reserves (1)	(140,000)	0	(140,000)	0

Distributable income	$2,645,711	$7,671,541	$4,716,513	$7,671,541

Distributable income per unit(2)	$0.217472	$0.630584	$0.387688	$0.630584

(1)

The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust. Pursuant to the Trust Agreement (as defined in Note 1 to condensed financial statements below), as of June 30, 2019, since the cash reserves are less than $1.0 million, the Trust continues to rely upon the Letter of Credit provided by Boaz Energy and described in Note 4 to condensed financial statements below.

(2)	Based on 12,165,732 Trust units issued and outstanding as of August 14, 2019.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Trust corpus, beginning of period	$91,528,622	$10	$92,186,176	$10
Conveyance of Net Profits Interest	0	95,809,136	0	95,809,136
Amortization of Net Profits Interest	(915,384)	(2,651,139)	(1,572,938)	(2,651,139)
Distributable income	$2,645,711	$7,671,541	$4,716,513	$7,671,541
Distributions declared	(2,645,711)	(7,671,541)	(4,716,513)	(7,671,541)

Trust corpus, end of period	$90,613,238	$93,158,007	$90,613,238	$93,158,007

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

The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale of oil and natural gas production from the Underlying Properties. The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties. The Trust has and will continue to make monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and any cash reserves, to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date. Distributions generally relate to sales from a one-month period.

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

2. Trust Significant Accounting Policies

a. Basis of Accounting

The Trust uses the modified cash basis of accounting to report Trust receipts of the Net Profits Interest and payments of expenses incurred. The Net Profits Interest represents the right to receive revenues (primarily oil and natural gas sales), less direct operating expenses, lease operating expenses, severance and ad valorem taxes and development expenses of the Underlying Properties, multiplied by 80%, less any payments made or plus any payments received in connection with the settlement of certain hedge contracts. Cash distributions of the Trust are made based on the amount of cash received by the Trust pursuant to terms of the Conveyance creating the Net Profits Interest.

The financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust’s assets, liabilities, Trust corpus, earnings and distributions as follows:

•	Income from the Net Profits Interest is recorded when distributions are received by the Trust;

•	Distributions to Trust unitholders are recorded when declared by the Trust;

•

Trust general and administrative expenses (which includes the Trustee’s fees as well as accounting, printing, engineering, legal, tax advisory and other professional fees) are recorded when paid; cash reserves for Trust expenses may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under United States generally accepted accounting principles (“GAAP”);

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

e. Contingencies.

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be expected to result in reductions to cash receipts to the Trust in respect of the Net Profits Interest with corresponding reductions to cash distributions to Trust unitholders. Please see the discussion of litigation in Note 9 to condensed financial statements.

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

4. Cash Reserves

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee is authorized to retain cash from the distributions the Trust receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust. Boaz Energy has provided the Trust with a $1.0 million letter of credit (the “Letter of Credit”) that may be drawn by the Trust to pay administrative expenses of the Trust. The Trustee shall retain cash from distributions in such amount as the Trustee determines but not less than $25,000 per month or more than $100,000 per month until the reserve described in clause (i) equals or exceeds $1.0 million, at which time, the Trustee is required to release the Letter of Credit. Cash reserves held by the Trustee for administrative expenses totaled $140,000 as of June 30, 2019.

Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development or operating expenses. Boaz Energy held back $325,000 net to the Trust in May 2019 for future development expenses. For the purposes of the Trust’s financial reporting, this amount is recorded as a direct deduction from net profits income in the period held back.

5. Distributions to Unitholders

The Trust makes monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and any cash reserves, to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended June 30, 2019 were as follows:

Record Date	Payment Date	Distribution per Unit
April 30, 2019	May 14, 2019	$0. 054990
May 31, 2019	June 14, 2019	0. 090091
June 28 2019	July 15, 2019	0.072391

$0.217472

6. Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee and the Delaware Trustee. The Delaware Trustee’s annual fee is $4,000. For 2019, the Trustee’s annual administrative fee is $183,600. The Trustee’s annual administrative fee will increase at a rate of 3% per year for the first three years of the Trust’s existence, increase at a rate of 2% per year for the following two years, then increase at a rate of 1% per year until the 20th anniversary of the Trust’s formation and then remain flat thereafter. These costs of the Trust, which are included in administration expenses, are deducted by the Trust before distributions are made to Trust unitholders.

Agreements with Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. As of June 30, 2019, Boaz Energy owned 5,878,332 Trust units of the 12,165,732 Trust units issued and outstanding.

7. Derivative Contracts

Income from the Net Profits Interest is exposed to fluctuations in energy prices in the normal scope of business. To mitigate the negative effects of a possible decline in oil prices on distributable income to the Trust, Boaz Energy entered into derivative put option contracts with respect to approximately 100% of expected oil production attributable to the Net Profits Interest during 2018 and 76% of such production during 2019. These derivative contracts consist of put option contracts with strike prices of $60 per barrel in 2018 and $50 per barrel in 2019. Boaz Energy believes that these put option contracts provide downside protection to the Trust in the event spot prices for crude oil decline below the applicable strike price, while still allowing the Trust to benefit from increasing crude oil prices. If prices for crude oil as quoted on NYMEX decline below the applicable strike prices, Boaz Energy could exercise its put option and receive payment generally equal to the difference between the applicable strike price and the market price for crude oil at the time of exercise, multiplied by the notional quantity of crude oil hedged under the applicable put option contract being exercised. After December 31, 2019, none of the production attributable to the Underlying Properties will be hedged. There were $688,562 of gross cash proceeds from settlement of derivative contracts during the six months ended June 30, 2019. There were no cash proceeds from settlement of derivative contracts during the six months ended June 30, 2018, or during the three-month periods ended June 30, 2018 and 2019.

8. Development Costs

Boaz Energy’s capital budget expenditures for 2019 are estimated to be $5.0 million. The estimate is subject to change based on, among other things, Boaz Energy’s actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of oil and natural gas. Boaz Energy held back $325,000 net to the Trust in May 2019 for future development expenses. See Note 4 to condensed financial statements for further details.

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

In calculating the previously reported monthly distribution for May 2019, Boaz Energy included a one-time severance tax refund of $0.29 million on its Terry County Clearfork waterflood. Boaz Energy has advised the Trustee that the Texas Comptroller of Public Accounts has since denied the claim for that severance tax refund, and that Plains Pipeline, the purchaser of the production subject to that severance tax, has offset the amount of the refunded severance tax against the payments otherwise due to Boaz Energy for the purchase of oil and gas during the month of June 2019. Boaz Energy nevertheless processed cash flows for the month of June as though Plains Pipeline had made payment in full for June 2019 and calculated the Net Profits Interest accordingly, such that Boaz Energy is bearing the cost of that severance tax pending the outcome of an administrative hearing on the controversy expected to take place within the next 30 to 60 days. As a result, Boaz Energy is uncertain whether it will receive the previously reported 50% reduction in severance tax going forward, which reduction is attributable to the secondary recovery efforts in the Terry County Clearfork field.

10. Subsequent Events

Distribution to Unitholders. On July 19, 2019, the Trust declared a cash distribution of $0.070041 per Trust unit based principally upon production during the month of May 2019 to record holders as of July 31, 2019. The distribution was paid on August 14, 2019. The following table shows underlying oil and natural gas sales and average prices attributable to the distribution declared on July 19, 2019:

	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
May	45,125	47,874	$56.31	$1.35

Capital expenditures included in the distribution declared on July 19, 2019 totaled $0.32 million.

In July 2019, Boaz Energy held back $50,000 net to the Trust for future development expenses, in addition to the $325,000 held back as described in Note 4 to condensed financial statements.

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

Cautionary Statement Regarding Forward Looking Statements

Certain information included in this Quarterly Report contains, and other materials filed or to be filed by the Trust with the SEC (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Specifically, this Quarterly Report contains forward-looking statements including, Boaz Energy and Simmons Bank’s (as the Trustee of the Trust) expectations, beliefs and plans regarding: (i) drilling activities, including timing and estimated costs, including for completion of the new operated well in the Permian Clearfork area, and the resulting impact on the Computation of the Net Profits Interest; (ii) continued optimization of waterflood operations and converting additional wells to injection wells; (iii) the ability of derivative contracts to provide downside protection to the Trust in certain events; (iv) Boaz Energy’s estimated capital expenditures; and (v) distributions to Trust unitholders. Such statements are based on certain assumptions of the Trustee, and certain assumptions of information provided to the Trust by Boaz Energy, the owner of the Underlying Properties; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Boaz Energy; and involve risks and uncertainties. Certain factors could affect the future results of the energy industry in general, and Boaz Energy and the Trust in particular, and could cause actual results to differ materially from those projected in such forward-looking statements. Those factors include, without limitation, the following:

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

2018 Recap and 2019 Outlook

In 2018, Boaz Energy participated in the drilling of 23 new wells operated by others in the Permian Platform area and two new wells in the Permian Shelf. Boaz Energy has continued to optimize waterfloods in the Permian Clearfork and Permian Shelf through the use of conformance technology. For the remaining months in 2019, Boaz Energy plans to continue optimizing waterflood operations, convert additional wells to injection wells where prudent, drill one to two new operated wells and continue to participate in Permian Platform drilling proposed by non-operating partners. More particularly, Boaz Energy reported that it completed a new operated well in the Permian Clearfork area in August 2019 at an estimated cost of $1.4 million such that the majority of the development expenses of that well would be applied in the computation of the Net Profits Interest for the months of July through October 2019.

RESULTS OF OPERATIONS

Distributable Income

Three Months Ended June 30, 2019

For the three months ended June 30, 2019, net profits income received by the Trust was $3,140,783 compared to $7,932,940 for the same period of the prior year. This decrease in net profits income was primarily because the Trust’s first distribution was not until May 2018 and therefore the second quarter of 2018 reflected sales volumes and computation of income and expenses for four months rather than three months as reflected in the second quarter of 2019. There was also a decrease in oil and gas pricing and a decrease in production of oil and gas for the quarter ended June 30, 2019, as compared to the quarter ended June 30, 2018. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $1,499, general and administrative expenditures of $356,571 and cash reserves retained by the Trustee of $140,000, distributable income for the three months ended June 30, 2019 was $2,645,711, or $0.217472 per Trust unit. General and administrative expenditures for the three months ended June 30, 2019 increased $92,201 from the prior year, primarily because the Trust’s IPO was completed in May 2018, resulting in only approximately two months of general and administrative expenditures in the three month period ended June 30, 2018, and also because of expenses for printing, tax reporting and professional services and the timing of payment of such expenses. The decrease in interest income was primarily attributable to decreased funds available to invest during the three months ended June 30, 2019. Pursuant to the Trust Agreement, beginning May 31, 2019, the Trustee is authorized to retain cash reserves for administrative expenses; therefore, no cash reserves were recorded for the three months ended June 30, 2018. For the three months ended June 30, 2018, distributable income was $7,671,541, or $0.630584 per unit.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the three months ended June 30, 2019 were as follows:

Record Date	Payment Date	Distribution per Unit
April 30, 2019	May 14, 2019	$0. 054990
May 31, 2019	June 14, 2019	0. 090091
June 28 2019	July 15, 2019	0.072391

$0.217472

Six Months Ended June 30, 2019

For the six months ended June 30, 2019, net profits income received by the Trust was $5,463,992 compared to $7,932,940 for the prior year. This decrease in net profits income was primarily attributable to a decrease in oil and gas pricing that was not offset by the increase in oil and natural gas volumes. See “Computation of Income from the Net Profits Interest Received by the Trust” below. In addition, as discussed above, no proceeds were received by the Trust from Boaz Energy during the three months ended March 31, 2018, as the conveyance of the Net Profits Interest did not occur until May 4, 2018.

After considering interest income of $4,656, general and administrative expenditures of $612,135 and cash reserves of $140,000, distributable income for the six months ended June 30, 2019 was $4,716,513 or $0.387688 per Trust unit. General and administrative expenditures for the six months ended June 30, 2019 increased $347,765 from the prior year, primarily because the Trust’s IPO was completed in May 2018, resulting in only approximately two months of general and administrative expenditures in the six-month period ended June 30, 2018, and also due to expenses for printing, tax reporting and professional services and the timing of payment of such expenses in the first six months of 2019. The increase in interest income during the six months ended June 30, 2019 was attributable to a longer investment timeframe of six months instead of one month as the Trust received its first net profits income at the end of May 2018. Additionally, pursuant to the Trust Agreement, beginning on May 31, 2019, the Trustee is authorized to retain cash reserves for administrative expenses; therefore, no cash reserves were recorded for the six months ended June 30, 2018. For the six months ended June 30, 2018, distributable income was $7,671,541, or $0.630584 per unit.

Computation of Income from the Net Profits Interest Received by the Trust

The Net Profits Interest entitles the Trust to receive 80% of the net profits attributable to Boaz Energy’s interest from the sale of oil and natural gas production from the Underlying Properties. The Trust’s income from the Net Profits Interest consists of monthly net profits attributable to income from the Underlying Properties. Because of the interval between the time of production and receipt of net profits income by the Trust, the Trust recognizes production during the month in which the related net profits income is paid to the Trust. Net profits income for the three months ended June 30, 2019, was based on production during the months of February, March and April 2019. Net profits income for the six months ended June 30, 2019, was based on production from November 2018 to April 2019. The table below outlines the computation of income from the Net Profits Interest received by the Trust for the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Underlying Properties sales volumes(1):
Oil (Bbl)	133,676	217,906	277,539	217,906
Natural gas (Mcf)(2)	148,315	224,364	308,147	224,364

Total sales (Boe)	158,395	255,300	328,897	255,300

NYMEX price:
Oil (per Bbl)	$59.02	$63.75	$55.62	$63.75
Natural gas (per Mcf)	$2.69	$2.81	$3.20	$2.81
Average realized sales price:
Oil (per Bbl)	$54.53	$61.05	$49.02	$61.05
Natural gas (per Mcf)	3.46	3.96	2.91	3.96
Calculation of net profits:
Gross profits:
Oil sales	$7,289,215	$13,304,398	$13,605,316	$13,304,398
Natural gas sales	513,405	885,447	897,410	885,447
Other revenue	25,929	65,286	67,950	65,286
Divestitures (Qualified De Minimis Sale)	0	0	0	0

Total gross profits	$7,828,549	$14,255,131	$14,570,676	$14,255,131

Costs:
Direct operating expenses:	$506,353	$423,575	$1,263,204	$423,575
Lease operating expenses	1,265,140	1,851,719	2,626,455	1,851,719
Severance and ad valorem taxes(3)	454,138	983,697	1,202,777	983,697
Development expenses	872,075	594,013	2,163,699	594,013
Other expenses	374,332	485,950	742,582	485,950

Total costs	($3,472,038)	($4,338,955)	($7,998,717)	($4,338,955)
Settlement of derivative contracts(4)	$0	$0	$688,562	$0

Net profits	$4,356,511	$9,916,176	$7,260,521	$9,916,176
Percentage allocable to Net Profits Interest	80%	80%	80%	80%

Net profits income (before capital reserve)(5)	$3,485,208	$7,932,940	$5,808,417	$7,932,940
Capital reserve	325,000	0	325,000	0
Net Profits Interest audit fee	$19,425	$0	$19,425	$0

Net profits income received by the Trust	$3,140,783	$7,932,940	$5,463,992	$7,932,940

(1)

Quarterly sales volumes are typically reported for a three-month period, and therefore sales volumes for the three months ended June 30, 2019 reflect production volumes for February, March and April 2019. Sales volumes for the six months ended June 30, 2019 reflect production volumes for November 2018 through April 2019. However, because the Trust’s first distribution on May 30, 2018 related to sales from production during the months of January and February of 2018 and production expenses for the months of January, February and a portion of March of 2018, the sales volumes and computation of income and expenses for the three and six months ended June 30, 2018 generally reflect production from the four months of January 2018 through April 2018.

(2)	Sales volumes for natural gas include NGLs.
(3)

In calculating the previously reported monthly distribution for May 2019, Boaz Energy included a one-time severance tax refund of $0.29 million on its Terry County Clearfork waterflood. Boaz Energy has advised that the Texas Comptroller of Public Accounts has since denied the claim for that severance tax refund, and that Plains Pipeline, the purchaser of the production subject to that severance tax, has offset the amount of the refunded severance tax against the payments otherwise due to Boaz Energy for the purchase of oil and gas during the month of June 2019. Boaz Energy nevertheless processed cash flows for the month of June as though Plains Pipeline had made payment in full for June 2019 and calculated the Net Profits Interest accordingly, such that Boaz Energy is bearing the cost of that severance tax pending the outcome of an administrative hearing on the controversy expected to take place within the next 30 to 60 days. As a result, Boaz Energy is uncertain whether it will receive the previously reported 50% reduction in severance tax going forward, which reduction is attributable to the secondary recovery efforts in the Terry County Clearfork field.

(4)	Reflects gross cash proceeds from settlement of derivative contracts relating to production as discussed in Note 7 to condensed financial statements and elsewhere in this Quarterly Report.
(5)

Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development or operating expenses. Boaz Energy held back $325,000 net to the Trust in May 2019 for future development expenses.

Important factors used in calculating the Trust’s net profits income include the volumes of oil and gas produced from the Underlying Properties and the realized prices received for the sale of those minerals, including natural gas liquids, as well as direct operating expenses, lease operating expenses, severance and ad valorem taxes, development and other expenses and capital reserves.

Sales Volumes

Oil

Oil sales volumes decreased for the three months ended June 30, 2019 as compared to the prior year period. Boaz Energy reports this was primarily due to its decision to slow the pace of waterflood development in light of oil prices, but also because of the timing of sales. Oil sales volumes increased for the six months ended June 30, 2019 compared to the prior year period, primarily because there were six months of production included in calculations for the six months ended June 30, 2019 as compared to only four months of production for the six-month period ended June 30, 2018.

Gas

Gas sales volumes decreased for the three months ended June 30, 2019. This was primarily because of the timing of sales. Gas sales volumes increased for the six months ended June 30, 2019, primarily because there were six months of production included in calculations for the six months ended June 30, 2019 as compared to only four months of production for the six-month period ended June 30, 2018.

Sales Prices

Oil

The average realized oil price per Bbl decreased for the three months ended June 30, 2019 as compared to the prior year period. The average realized oil price per Bbl for the three months ended June 30, 2019 is primarily related to production from February through April 2019, when the average NYMEX price was $59.02 per Bbl. The average realized oil price per Bbl also decreased for the six months ended June 30, 2019 as compared to the prior year period. The average realized oil price per Bbl for the six months ended June 30, 2019 is primarily related to production from November 2018 through April 2019, when the average NYMEX price was $55.62 per Bbl.

Gas

The average realized natural gas price per Mcf decreased for the three months ended June 30, 2019 as compared to the prior year period. The decrease in average realized natural gas price per Mcf for the three months ended June 30, 2019 is primarily related to production from February through April 2019 when the average NYMEX price was $2.69 per Mcf. The average realized natural gas price also decreased for the six months ended June 30, 2019 as compared to the prior year period. The decrease in the average realized natural gas price per Mcf for the six months ended June 30, 2019 is primarily related to production from November 2018 through April 2019, when the average NYMEX price was $3.20 per Mcf.

Costs

Direct Operating Expenses

Direct operating expenses increased for the three and six months ended June 30, 2019 as compared to the prior year periods primarily because of the timing of the Conveyance and the Trust’s IPO in May 2018, which caused fewer months to be included in the 2018 calculations for both the three and six-month periods ended June 30, 2018. In addition, Boaz Energy reported that it was more active in conducting workovers during the three and six months ended June 30, 2019.

Lease Operating Expenses

Lease operating expenses decreased for the three months ended June 30, 2019 as compared to the prior year period primarily because of the volume and timing of operations. Boaz Energy reported that lease operating expenses increased for the six months ended June 30, 2019 as compared to the prior year period, primarily because it was more active in optimizing waterflooding patterns during the six months ended June 30, 2019.

Severance and ad Valorem Taxes

Severance and ad valorem taxes decreased for the three months ended June 30, 2019 as compared to the prior year period primarily because of a one-time severance tax refund in May 2019, which has since been disputed as further described in footnote 3 above and in Note 9 to the condensed financial statements. Severance and ad valorem taxes increased for the six months ended June 30, 2019 as compared to the prior year period primarily because there were six months of taxes included in the calculations for the six months ended June 30, 2019 as compared to only four months for the six months ended June 30, 2018.

Development Expenses

Development expenses related to the Underlying Properties increased for the three and six months ended June 30, 2019 as compared to the prior year periods primarily because of the timing of the Conveyance and the Trust’s IPO in May 2018, which caused fewer months to be included in the 2018 calculations for both the three and six-month periods ended June 30, 2018 and also because of an increase in development activity during the three and six months ended June 30, 2019, including injector cleanouts and preparations for planned waterflooding.

Other Expenses

Other expenses decreased for the three months ended June 30, 2019 as compared to the prior year period, primarily because of the timing and payment of expenses. Other expenses increased for the six months ended June 30, 2019 as compared to the prior year period primarily because there were six months of expenses included in the calculations for the six months ended June 30, 2019 as compared to only four months for the six months ended June 30, 2018.

Capital Reserve

During the six months ended June 30, 2019, Boaz Energy held back $325,000 net to the Trust for future development expenses. For further information regarding the Capital Reserves see footnote 5 above and Note 4 to the unaudited condensed financial statements contained in this Quarterly Report.

Derivative Contracts

Income from the Net Profits Interest is exposed to fluctuations in energy prices in the normal scope of business. To mitigate the negative effects of a possible decline in oil prices on distributable income to the Trust, Boaz Energy entered into derivative put option contracts with respect to approximately 100% of expected oil production attributable to the Net Profits Interest during 2018 and 76% of such production during 2019. These derivative contracts consist of put option contracts with strike prices of $60 per barrel in 2018 and $50 per barrel in 2019. Boaz Energy believes that these put option contracts provide downside protection to the Trust in the event spot prices for crude oil decline below the applicable strike price, while still allowing the Trust to benefit from increasing crude oil prices. If prices for crude oil as quoted on NYMEX decline below the applicable strike prices, Boaz Energy could exercise its put option and receive payment generally equal to the difference between the applicable strike price and the market price for crude oil at the time of exercise, multiplied by the notional quantity of crude oil hedged under the applicable put option contract being exercised. After December 31, 2019, none of the production attributable to the Underlying Properties will be hedged. There were $688,562 of gross cash proceeds from settlement of derivative contracts during the six months ended June 30, 2019. There were no cash proceeds from settlement of derivative contracts during the six months ended June 30, 2018, or during the three-month periods ended June 30, 2018 and 2019.

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

Administrative expenses include the Trustee and Delaware Trustee fees, accounting, engineering, legal, tax advisory and other professional fees, and tax reporting and distribution expenses. The Trust is also responsible for paying other expenses incurred as a result of being a publicly traded entity, including costs associated with annual, quarterly and current reports to the SEC, New York Stock Exchange listing fees, independent auditor fees and registrar and transfer agent fees. If the Trustee determines that cash on hand and cash to be received in respect of the Net Profits Interest are, or will be, insufficient to cover the Trust’s liabilities and expenses, the Trustee may cause the Trust to borrow funds to pay liabilities of the Trust. Pursuant to the Trust Agreement, as of May 31, 2019 the Trustee is authorized to retain cash from the distributions it receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust. Boaz Energy has provided the Trust with a $1.0 million Letter of Credit that may be drawn by the Trust to pay its administrative expenses. The Trustee will retain cash from distributions in such amount as the Trustee determines but not less than $25,000 per month or more than $100,000 per month until the reserve described in clause (i) equals or exceeds $1.0 million, at which time, the Trustee is required to release the Letter of Credit.

If the Trustee causes the Trust to borrow funds, or if the Trustee draws on the Letter of Credit being provided by Boaz Energy, the Trust unitholders will not receive distributions until the borrowed funds or the amount drawn, as applicable, are repaid.

Boaz Energy Capital Expenditure Budget

Boaz Energy’s estimated 2019 capital budget for the Underlying Properties has been increased from $4.0 million to $5.0 million. Boaz Energy reports the increase is attributable to the completion of a new well in August 2019 in the Permian Clearfork area that it had not planned to drill at the beginning of 2019. The estimate is subject to change based on, among other things, Boaz Energy’s actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of oil and natural gas. The Boaz Energy management team controls the amount and timing of capital expenditures for the Underlying Properties where it serves as operator.

Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development or operating expenses. Boaz Energy held back $325,000 net to the Trust in May 2019 and another $50,000 in July 2019 for future development expenses for a total reserve of $325,000 as of June 30, 2019 and $375,000 as of July 31, 2019.

Distributions Declared After Quarter End

On July 19, 2019, the Trust declared a cash distribution of 0.070041 per Trust unit to unitholders of record as of July 31, 2019. The distribution was paid on August 14, 2019.

Off-Balance Sheet Arrangements

As of June 30, 2019, the Trust had no off-balance sheet arrangements.

New Accounting Pronouncements

As the Trust’s financial statements are prepared on the modified cash basis, most accounting pronouncements are not applicable to the Trust’s financial statements. No new accounting pronouncements have been adopted or issued that would impact the financial statements of the Trust.

Critical Accounting Policies and Estimates

Refer to Note 2 to the unaudited condensed financial statements contained in this Quarterly Report and the Trust’s 2018 Annual Report on Form 10-K, including the audited financial statements of the Trust and notes thereto included therein, for a description of the Trust’s accounting policies and use of estimates.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The Trust is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 4.	Controls and Procedures

The Trustee conducted an evaluation of the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of June 30, 2019, that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Boaz Energy.

Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of the Trust Agreement and the Conveyance, the Trustee’s disclosure controls and procedures related to the Trust necessarily rely on (A) information provided by Boaz Energy, including information relating to results of operations, the costs and revenues attributable to the Trust’s interests under the Conveyance and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the Underlying Properties, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers.

During the quarter ended June 30, 2019, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Boaz Energy.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits

Exhibit No.	Description

3.1	Certificate of Trust of PermRock Royalty Trust (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 (SEC File No. 333-224191) filed on April 6, 2018).

3.2	Amended and Restated Trust Agreement of PermRock Royalty Trust, dated May 4, 2018, among Boaz Energy II, LLC, Wilmington Trust, National Association, as Delaware Trustee of PermRock Royalty Trust, and Simmons Bank, as Trustee of PermRock Royalty Trust (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (SEC File No. 001-38472) filed on May 8, 2018).

31.1	Section 302 Certification.*

32.1	Section 906 Certification.*

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

Date: August 14, 2019

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