Form 10-Q
period 2019-09-30
PermRock Royalty Trust
filed 2019-11-14
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, 12,165,732 trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

i

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

The condensed financial statements included herein are presented without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, and Simmons Bank, as Trustee (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed interim financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s 2018 Annual Report on Form 10-K (“2018 Annual Report”). In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and Trust corpus of PermRock Royalty Trust at September 30, 2019 and December 31, 2018, and the distributable income and changes in Trust corpus for the three- and nine-month periods ended September 30, 2019 and September 30, 2018 have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2019 (unaudited)	December 31, 2018
ASSETS
Cash and short-term investments	$1,151,786	$1,394,128
Receivable from Boaz Energy	0	10
Net Profits Interest(1)	89,679,296	92,186,166

TOTAL ASSETS	$90,831,082	$93,580,304

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$851,786	$1,394,128
Cash reserves(2)	300,000	0
Trust corpus	89,679,296	92,186,176

TOTAL LIABILITIES AND TRUST CORPUS	$90,831,082	$93,580,304

(1)	See Note 2 to condensed financial statements for further discussion of the Net Profits Interest.
(2)

The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust. Pursuant to the Trust Agreement (as defined in Note 1 to condensed financial statements below), as of September 30, 2019, since the cash reserves are less than $1.0 million, the Trust continues to rely upon the Letter of Credit provided by Boaz Energy and described in Note 4 to condensed financial statements below.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net profits income	$2,950,430	$4,497,974	$8,414,422	$12,430,914
Interest income	3,007	3,320	7,663	6,291

Total revenue	$2,953,437	$4,501,294	$8,422,085	$12,437,205
Expenditures – general and administrative	(237,111)	(206,068)	(849,246)	(470,438)
Interest received but not distributed	0	(1,029)		(1,029)
Cash reserves (1)	(160,000)	0	(300,000)	0

Distributable income	$2,556,326	$4,294,197	$7,272,839	$11,965,738

Distributable income per unit(2)	$0.210124	$0.352975	$0.597812	$0.983560

(1)

The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust. Pursuant to the Trust Agreement (as defined in Note 1 to condensed financial statements below), as of September 30, 2019, since the cash reserves are less than $1.0 million, the Trust continues to rely upon the Letter of Credit provided by Boaz Energy and described in Note 4 to condensed financial statements below.

(2)	Based on 12,165,732 Trust units issued and outstanding as of September 30, 2019.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Trust corpus, beginning of period	$90,613,238	$93,158,007	$92,186,176	$10
Conveyance of Net Profits Interest	0	0	0	95,809,136
Amortization of Net Profits Interest	(933,942)	(1,829,750)	(2,506,880)	(4,480,889)
Distributable income	$2,556,326	$4,294,197	$7,272,839	$11,965,738
Distributions declared	(2,556,326)	(4,294,197)	(7,272,839)	(11,965,738)

Trust corpus, end of period	$89,679,296	$91,328,257	$89,679,296	$91,328,257

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

The accompanying unaudited financial statements have been prepared by the Trust in accordance with the accounting policies stated in the audited financial statements and notes of the Trust thereto included in the Trust’s 2018 Annual Report and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements.

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

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee was authorized to begin retaining cash from the distributions the Trust receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust. Boaz Energy has provided the Trust with a $1.0 million letter of credit (the “Letter of Credit”) that may be drawn by the Trust to pay administrative expenses of the Trust. The Trustee shall retain cash from distributions in such amount as the Trustee determines but not less than $25,000 per month or more than $100,000 per month until the reserve described in clause (i) equals or exceeds $1.0 million, at which time, the Trustee is required to release the Letter of Credit. Cash reserves held by the Trustee for administrative expenses totaled $300,000 as of September 30, 2019.

Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development or operating expenses. In July 2019, Boaz Energy held back $50,000 net to the Trust for future development expenses, in addition to the $325,000 previously held back in May 2019. Those accumulated reserves have since been expended as development costs plus an additional $320,000 net to the Trust of funds advanced by Boaz Energy and no such reserves are held back as of the date of this Quarterly Report on Form 10-Q (“Quarterly Report”). Boaz Energy reports that those advanced funds will be recouped by Boaz Energy in the calculation of the Net Profits Interest over a period of two to three months. See Note 8 to condensed financial statements for further detail.

5.	Distributions to Unitholders

The Trust makes monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and any cash reserves, to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended September 30, 2019 were as follows:

Record Date	Payment Date	Distribution per Unit
July 31, 2019	August 14, 2019	$0.070041
August 30, 2019	September 16, 2019	0.070069
September 30, 2019	October 15, 2019	0.070014

		$0.210124

6.	Related Party Transactions

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

Agreements with Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. As of September 30, 2019, Boaz Energy owned 5,878,332 Trust units of the 12,165,732 Trust units issued and outstanding.

7.	Derivative Contracts

Income from the Net Profits Interest is exposed to fluctuations in energy prices in the normal scope of business. To mitigate the negative effects of a possible decline in oil prices on distributable income to the Trust, Boaz Energy entered into derivative put option contracts with respect to approximately 100% of expected oil production attributable to the Net Profits Interest during 2018 and 76% of such production during 2019. These derivative contracts consist of put option contracts with strike prices of $60 per barrel in 2018 and $50 per barrel in 2019. Boaz Energy believes that these put option contracts provide downside protection to the Trust in the event spot prices for crude oil decline below the applicable strike price, while still allowing the Trust to benefit from increasing crude oil prices. If prices for crude oil as quoted on NYMEX decline below the applicable strike prices, Boaz Energy could exercise its put option and receive payment generally equal to the difference between the applicable strike price and the market price for crude oil at the time of exercise, multiplied by the notional quantity of crude oil hedged under the applicable put option contract being exercised. After December 31, 2019, none of the production attributable to the Underlying Properties will be hedged. There were no cash proceeds from settlement of derivative contracts during the three or nine months ended September 30, 2019. There were no cash proceeds from settlement of derivative contracts during the three or nine months ended September 30, 2018.

8.	Development Costs

Boaz Energy has increased its estimated capital budget expenditures for 2019 from $5.0 million to $7.0 million. Boaz Energy reports that the increase is primarily related to its commencement of a new well to be operated by it in the Permian Clearfork area, as well as an increase in drilling activities on properties in which Boaz Energy owns an interest but is not the operator. The estimate is subject to further change based on, among other things, Boaz Energy’s actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of oil and natural gas. In August 2019, Boaz Energy applied $375,000 net to the Trust of funds previously held back as reserves, plus an additional $320,000 net to the Trust of funds advanced by Boaz Energy, to the development costs of a new well to be operated by Boaz Energy in Terry County. See Note 4 to condensed financial statements for further details.

9.	Settlements and Litigation

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation seeks surface use damages and alleges violations of the terms of the leases, among other things. Boaz Energy has advised the Trustee that it does not anticipate the litigation will materially affect the Trust. The Trustee has filed an answer in the litigation, responses to the plaintiff’s claims are being prepared and the discovery process is underway. On July 2, 2019, the plaintiff filed its First Amended Petition and Application for Temporary Restraining Order, Temporary Injunction, and Permanent Injunction, by which, among other things, Goodnight Midstream Permian, LLC was added as a defendant. The TRO was requested to prevent Blackbeard Operating, LLC from allegedly removing articles and production from the leases and that application was denied by an order dated July 8, 2019.

In calculating the previously reported monthly distribution for May 2019, Boaz Energy included a one-time severance tax refund of $0.29 million on its Terry County Clearfork waterflood. Boaz Energy has advised the Trustee that the Texas Comptroller of Public Accounts has since denied the claim for that severance tax refund, and that Plains Pipeline, the purchaser of the production subject to that severance tax, has offset the amount of the refunded severance tax against the payments otherwise due to Boaz Energy for the purchase of oil and gas during the month of June 2019. Boaz Energy nevertheless processed cash flows for the month of June as though Plains Pipeline had made payment in full for June 2019 and calculated the Net Profits Interest accordingly, such that Boaz Energy is bearing the cost of that severance tax pending the outcome of an administrative hearing on the controversy which hearing has been delayed and is now expected to take place within the next 60 to 90 days. As a result, Boaz Energy is uncertain whether it will receive the previously reported 50% reduction in severance tax going forward, which reduction is attributable to the secondary recovery efforts in the Terry County Clearfork field.

10.	Subsequent Events

Distribution to Unitholders. On October 21, 2019, the Trust declared a cash distribution of $0.040777 per Trust unit based principally upon production during the month of August 2019 to record holders as of October 31, 2019. The distribution will be paid on November 15, 2019. The following table shows underlying oil and natural gas sales and average prices attributable to the distribution declared on October 21, 2019:

	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
August	47,116	48,788	$51.75	$1.28

Capital expenditures included in the distribution declared on October 21, 2019 totaled $0.51 million.

In October 2019, Boaz Energy held back $48,000 net to the Trust and applied that amount to offset the amount advanced by Boaz Energy in August of 2019 to complete the new well as described in Note 8 to condensed financial statements.

ITEM 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the Trust’s unaudited condensed financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the Trust’s audited financial statements and the accompanying notes included in the Trust’s 2018 Annual Report.

Cautionary Statement Regarding Forward Looking Statements

Certain information included in this Quarterly Report contains, and other materials filed or to be filed by the Trust with the SEC (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Specifically, this Quarterly Report contains forward-looking statements including, Boaz Energy and Simmons Bank’s (as the Trustee of the Trust) expectations, beliefs and plans regarding: (i) drilling activities, including timing and estimated costs, including for the new operated wells in the Permian Clearfork and Terry County areas, the well in Crane County not operated by Boaz Energy, and other Permian Platform activities, or the resulting impact of those activities on the computation of the Net Profits Interest; (ii) continued optimization of waterflood operations and converting additional wells to injection wells; (iii) the ability of derivative contracts to provide downside protection to the Trust in certain events; (iv) Boaz Energy’s estimated capital expenditures; (v) the timing of capital expenditures and offset of capital reserve amounts; (vi) expected timing for the administrative hearing; (vii) the impact of current litigation matters on the Trust; (viii) Boaz Energy’s expectations regarding recoupment from funds payable to the Trust; and (ix) distributions to Trust unitholders. Such statements are based on certain assumptions of the Trustee, and certain assumptions of information provided to the Trust by Boaz Energy, the owner of the Underlying Properties; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Boaz Energy; and involve risks and uncertainties. Certain factors could affect the future results of the energy industry in general, and Boaz Energy and the Trust in particular, and could cause actual results to differ materially from those projected in such forward-looking statements. Those factors include, without limitation, the following:

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

•	the effect of existing and future laws and regulatory actions, including real estate, bankruptcy and tax legislation and the ability to accurately interpret the impact of such laws;

•	general economic conditions affecting the areas where Boaz Energy operates;

•	actions by Boaz Energy, including such that result in conflicts of interest, that adversely affect the Trust;

•	the outcome of pending litigation matters;

•	the cost of inflation; and

•	the risk factors discussed in Item 1A of Part I of the Trust’s 2018 Annual Report.

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

2018 Recap and 2019 Outlook

In 2018, Boaz Energy participated in the drilling of 23 new wells operated by others in the Permian Platform area and two new wells in the Permian Shelf. Boaz Energy has continued to optimize waterfloods in the Permian Clearfork and Permian Shelf through the use of conformance technology. For the remaining months in 2019, Boaz Energy plans to continue optimizing waterflood operations, convert additional wells to injection wells where prudent, drill one to two new operated wells and continue to participate in Permian Platform drilling proposed by non-operating partners. More particularly, Boaz Energy reported that it completed a new operated well in the Permian Clearfork area in August 2019 at an estimated cost of $1.4 million such that the majority of the development expenses of that well would be applied in the computation of the Net Profits Interest for the months of July through October 2019. Boaz Energy indicated that at the time of this report drilling operations for an additional Permian Clearfork well to be operated by Boaz Energy were underway and that it expected that well to reach total depth before the end of November 2019.

RESULTS OF OPERATIONS

Distributable Income

Three Months Ended September 30, 2019

For the three months ended September 30, 2019, net profits income received by the Trust was $2,950,430 compared to $4,497,974 for the same period of the prior year. This decrease in net profits income was primarily due to decreased oil and natural gas prices and increased capital costs. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $3,007, general and administrative expenditures of $237,111 and cash reserves retained by the Trustee of $160,000, distributable income for the three months ended September 30, 2019 was $2,556,326, or $0.210124 per Trust unit. For the three months ended September 30, 2018, total distributable income was $4,294,197, or $0.352975 per unit.

Interest income decreased $313 for the three months ended September 30, 2019, as compared to the prior year, primarily due to decreased funds available for investment.

General and administrative expenditures increased $31,043 for the three months ended September 30, 2019, as compared to the prior year, primarily due to increased professional services fees.

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee was authorized to begin retaining cash reserves for administrative expenses; therefore, no cash reserves were recorded for the three months ended September 30, 2018.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the three months ended September 30, 2019 were as follows:

Record Date	Payment Date	Distribution per Unit
July 31, 2019	August 14, 2019	$0.070041
August 31, 2019	September 16, 2019	0.070069
September 30, 2019	October 15, 2019	0.070014

		$0.210124

Nine Months Ended September 30, 2019

For the nine months ended September 30, 2019, net profits income received by the Trust was $8,414,422 compared to $12,430,914 for the same period of the prior year. This decrease in net profits income was primarily due to decreased oil and natural gas prices and increased capital costs. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $7,663, general and administrative expenditures of $849,246 and cash reserves retained by the Trustee of $300,000, distributable income for the nine months ended September 30, 2019 was $7,272,839, or $0.597812 per Trust unit. For the nine months ended September 30, 2018, distributable income was $11,965,738, or $0.983560 per unit.

Interest income increased $1,372 for the nine months ended September 30, 2019, as compared to the prior year, and was primarily attributable to a longer investment timeframe of nine months instead of five months as the Trust received its first net profits income at the end of May 2018.

General and administrative expenditures increased $378,808 for the nine months ended September 30, 2019, as compared to the prior year, primarily because the Trust’s IPO was completed in May 2018, resulting in only approximately five months of general and administrative expenditures in the nine-month period ended September 30, 2018, and also due to expenses for printing, tax reporting and professional services and the timing of payment of such expenses in the first nine months of 2019.

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee was authorized to begin retaining cash reserves for administrative expenses; therefore, no cash reserves were recorded for the nine months ended September 30, 2018.

Computation of Income from the Net Profits Interest Received by the Trust

The Net Profits Interest entitles the Trust to receive 80% of the net profits attributable to Boaz Energy’s interest from the sale of oil and natural gas production from the Underlying Properties. The Trust’s income from the Net Profits Interest consists of monthly net profits attributable to income from the Underlying Properties. Because of the interval between the time of production and receipt of net profits income by the Trust, the Trust recognizes production during the month in which the related net profits income is paid to the Trust. Net profits income for the three months ended September 30, 2019, was based on production during the months of May through July 2019. Net profits income for the nine months ended September 30, 2019, was based on production during the months of November 2018 through July 2019. The table below outlines the computation of income from the Net Profits Interest received by the Trust for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Underlying Properties sales volumes(1):
Oil (Bbl)	138,800	145,881	416,340	363,787
Natural gas (Mcf)(2)	152,007	181,920	460,153	406,284

Total sales (Boe)	164,135	176,201	493,031	431,501
NYMEX price:
Oil (per Bbl)	$57.67	$69.32	$56.30	$66.12
Natural gas (per Mcf)	$2.41	$2.86	$2.94	$2.83
Average realized sales price:
Oil (per Bbl)	$53.62	$59.99	$50.55	$53.02
Natural gas (per Mcf)	1.09	4.23	2.31	3.17
Calculation of net profits:
Gross profits:
Oil sales	$7,442,509	$8,757,104	$21,047,825	$22,061,502
Natural gas sales	166,032	769,429	1,063,441	1,654,876
Other revenue	43,246	27,589	111,196	92,875
Divestitures (Qualified De Minimis Sale)	0	0	0	0

Total gross profits	$7,651,789	$9,554,122	$22,222,463	$23,809,253
Costs:
Direct operating expenses:	$460,019	$378,189	$1,723,222	$801,765
Lease operating expenses	1,214,461	1,260,485	3,840,915	3,112,204
Severance and ad valorem taxes(3)	715,539	760,632	1,918,316	1,744,329
Development expenses	2,009,441	1,166,347	4,173,141	1,760,360
Other expenses	375,399	366,000	1,117,980	851,950

Total costs	$(4,774,859)	$(3,931,653)	$(12,773,574)	$(8,270,608)
Settlement of derivative contracts(4)	$0	$0	$688,562	$0

Net profits	$2,876,930	$5,622,469	$10,137,451	$15,538,645
Percentage allocable to Net Profits Interest	80%	80%	80%	80%
Net profits income (before capital reserve)	$2,301,544	$4,497,974	$8,109,962	$12,430,914
Capital reserve(5)	$325,000	0	0	0
Operator advance(6)	$320,000	$0	$320,000	$0
Net Profits Interest audit fee	$3,886 (7)	$0	$(15,540)	$0

Net profits income received by the Trust	$2,950,430	$4,497,974	$8,414,422	$12,430,914

(1)

Quarterly sales volumes are typically reported for a three-month period, and therefore sales volumes for the three months ended September 30, 2019 reflect production volumes for May through July 2019. Sales volumes for the nine months ended September 30, 2019 reflect production volumes for November 2018 through July 2019. However, because the Trust’s first distribution on May 30, 2018 related to sales from production during the months of January and February of 2018 and production expenses for the months of January, February and a portion of March of 2018, the sales volumes and computation of income and expenses for the nine months ended September 30, 2018 generally reflects production from January through July 2018.

(2)	Sales volumes for natural gas include NGLs.
(3)

In calculating the previously reported monthly distribution for May 2019, Boaz Energy included a one-time severance tax refund of $0.29 million on its Terry County Clearfork waterflood. Boaz Energy has advised that the Texas Comptroller of Public Accounts has since denied the claim for that severance tax refund, and that Plains Pipeline, the purchaser of the production subject to that severance tax, has offset the amount of the refunded severance tax against the payments otherwise due to Boaz Energy for the purchase of oil and gas during the month of June 2019. Boaz Energy nevertheless processed cash flows for the month of June as though Plains Pipeline had made payment in full for June 2019 and calculated the Net Profits Interest accordingly, such that Boaz Energy is bearing the cost of that severance tax pending the outcome of an administrative hearing on the controversy which hearing has been delayed and is now expected to take place within the next 60 to 90 days. As a result, Boaz Energy is uncertain whether it will receive the previously reported 50% reduction in severance tax going forward, which reduction is attributable to the secondary recovery efforts in the Terry County Clearfork field.

(4)	Reflects gross cash proceeds from settlement of derivative contracts relating to production as discussed in Note 7 to condensed financial statements and elsewhere in this Quarterly Report.
(5)

Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development or operating expenses. In July 2019, Boaz Energy held back $50,000 net to the Trust in addition to the $325,000 net to the Trust previously held back in May 2019. Boaz Energy then applied those funds in August 2019 to cover development costs of a new well to be operated by Boaz Energy in Terry County. Therefore, the capital reserve net activity for the three months ended September 30, 2019 is $325,000 and $0 for the nine months ended September 30, 2019 as a result of the application of all capital reserves withheld in 2019 ($325,000 and $50,000 net to the Trust in May and July 2019, respectively) to capital costs incurred in the third quarter.

(6)	Boaz Energy advanced $320,000 net to the Trust to cover capital costs of a new well to be operated by Boaz Energy in Terry County as described in Note 8 to condensed financial statements.
(7)	This number represents a credit resulting from Boaz Energy’s overpayment of audit expenses previously reported in 2019.

Important factors used in calculating the Trust’s net profits income include the volumes of oil and natural gas produced from the Underlying Properties and the realized prices received for the sale of those minerals, including oil and natural gas liquids, as well as direct operating expenses, lease operating expenses, severance and ad valorem taxes, development and other expenses and capital reserves.

Sales Volumes

Oil

Oil sales volumes decreased for the three months ended September 30, 2019 as compared to the prior year period. Boaz Energy reports this was primarily due to its decision to slow the pace of waterflood development in light of oil prices, but also because of the timing of sales. Oil sales volumes increased for the nine months ended September 30, 2019, primarily because there were nine months of production included in calculations for the nine months ended September 30, 2019, compared to only seven months of production for the nine-month period September 30, 2018.

Natural Gas

Natural gas sales volumes decreased for the three months ended September 30, 2019. This was primarily because of the timing of sales. Natural gas sales volumes increased for the nine months ended September 30, 2019, primarily because there were nine months of production included in calculations for the nine months ended September 30, 2019 as compared to only seven months of production for the nine-month period ended September 30, 2018.

Sales Prices

Oil

The average realized oil price per Bbl decreased for the three months ended September 30, 2019 as compared to the prior year period. The average realized oil price per Bbl for the three months ended September 30, 2019 is primarily related to production from May through July 2019, when the average NYMEX price was $57.67 per Bbl. The average realized oil price per Bbl also decreased for the nine months ended September 30, 2019 compared to the prior year period. The average realized oil price per Bbl for the nine months ended September 30, 2019 is primarily related to production from November 2018 through July 2019 when the average NYMEX price was $56.30 per Bbl.

Natural Gas

The average realized natural gas price per Mcf decreased for the three months ended September 30, 2019 as compared to the prior year period. The average realized natural gas price per Mcf for the three months ended September 30, 2019 is primarily related to production from May through July 2019 when the average NYMEX price was $2.41 per Mcf. The average realized natural gas price also decreased for the nine months ended September 30, 2019 as compared to the prior year period. The average realized natural gas price per Mcf for the nine months ended September 30, 2019 is primarily related to production from November 2018 through July 2019, when the average NYMEX price was $2.94 per Mcf. Boaz Energy reports that its natural gas pricing is currently adversely affected in the Permian Basin where robust drilling activities have resulted in an oversupply of ethane and other natural gas liquids produced in conjunction with the oil and natural gas produced in those activities, requiring Boaz Energy to incur costs to dispose of those excess natural gas liquids.

Costs

Direct Operating Expenses

Direct Operating Expenses increased for the three months ended September 30, 2019 as compared to the prior year periods primarily because of increased waterflood pattern conformance work in Terry County Texas. Direct Operating Expenses also increased for the nine months ended September 30, 2019 as compared to the prior year period because of increased waterflood pattern conformance work in Terry County, Texas, the increased marketing costs attendant to the sale of ethane and other natural gas liquids during the current period of oversupply and because of the timing of the Conveyance and the Trust’s IPO in May 2018, which caused fewer months to be included in the 2018 calculations for the nine-month period ended September 30, 2018. In addition, Boaz Energy reported that it was more active in conducting workovers during the three and nine months ended September 30, 2019.

Lease Operating Expenses

Lease operating expenses decreased for the three months ended September 30, 2019 as compared to the prior year period primarily because of the volume and timing of operations. Boaz Energy reported that lease operating expenses increased for the nine months ended September 30, 2019 as compared to the prior year period, primarily because of the timing of the Conveyance and the Trust’s IPO in May 2018, which caused fewer months to be included in the 2018 calculations for the nine-month period ended September 30, 2018, and because Boaz Energy was more active in optimizing waterflooding patterns during the nine months ended September 30, 2019.

Severance and ad Valorem Taxes

Severance and ad valorem taxes decreased for the three months ended September 30, 2019 as compared to the prior year period primarily because of an increase in September 2018 to adjust ad valorem tax accrual based on revised estimates. Severance and ad valorem taxes increased for the nine months ended September 30, 2019 as compared to the prior year period primarily because there were nine months of taxes included in the calculations for the nine months ended September 30, 2019 as compared to only seven months for the period ended September 30, 2018.

Development Expenses Related to the Underlying Properties

Development expenses related to the Underlying Properties increased for the three and nine months ended September 30, 2019 as compared to the prior year periods because of an increase in development activity during the three and nine months ended September 30, 2019, including a new well drilled in the third quarter of 2019, injector cleanouts and preparations for planned waterflooding. The increase for the nine months ended September 30, 2019 as compared to the prior year was also because of the timing of the Conveyance and the Trust’s IPO in May 2018, which caused fewer months to be included in the 2018 calculations for the nine-month period ended September 30, 2018.

Other Expenses

Other expenses increased slightly for the three months ended September 30, 2019 as compared to the prior year period, primarily because of the timing and payment of expenses. Other expenses increased for the nine months ended September 30, 2019 as compared to the prior year period primarily because of the fact that there were nine months of expenses included in the calculations for the nine months ended September 30, 2019 as compared to only seven months for the period ended September 30, 2018.

Capital Reserve

Boaz Energy held back $50,000 net to the Trust in July 2019 in addition to the $325,000 net to the Trust previously held back in May 2019. Boaz Energy then applied those funds (as well as $320,000 net to the Trust as an advancement as described in Note 4 to condensed financial statements) in August 2019 to cover development costs of a new well to be operated by Boaz Energy in Terry County. Boaz Energy reports that it expects that the $320,000 advancement will be recouped in the calculation of the Net Profits Interest over a period of two to three months.

Derivative Contracts

Income from the Net Profits Interest is exposed to fluctuations in energy prices in the normal scope of business. To mitigate the negative effects of a possible decline in oil prices on distributable income to the Trust, Boaz Energy entered into derivative put option contracts with respect to approximately 100% of expected oil production attributable to the Net Profits Interest during 2018 and 76% of such production during 2019. These derivative contracts consist of put option contracts with strike prices of $60 per barrel in 2018 and $50 per barrel in 2019. Boaz Energy believes that these put option contracts provide downside protection to the Trust in the event spot prices for crude oil decline below the applicable strike price, while still allowing the Trust to benefit from increasing crude oil prices. If prices for crude oil as quoted on NYMEX decline below the applicable strike prices, Boaz Energy could exercise its put option and receive payment generally equal to the difference between the applicable strike price and the market price for crude oil at the time of exercise, multiplied by the notional quantity of crude oil hedged under the applicable put option contract being exercised. After December 31, 2019, none of the production attributable to the Underlying Properties will be hedged. There were no cash proceeds from settlement of derivative contracts during the three and nine months ended September 30, 2019 and September 30, 2018.

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

Boaz Energy Capital Expenditure Budget

Boaz Energy’s estimated 2019 capital budget for the Underlying Properties has been increased from $5.0 million to $7.0 million. Boaz Energy reports the increase is attributable to the completion of a new well in August 2019 to be operated by Boaz Energy in the Permian Clearfork area that it had not planned to drill at the beginning of 2019, as well as increased Crane County drilling operations of wells not operated by Boaz Energy. The estimate is subject to change based on, among other things, Boaz Energy’s actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of oil and natural gas. The Boaz Energy management team controls the amount and timing of capital expenditures for the Underlying Properties where it serves as operator.

Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development or operating expenses. Boaz Energy held back $50,000 net to the Trust in July 2019 in addition to the $325,000 net to the Trust previously held back in May 2019. Boaz Energy then applied those funds (as well as $320,000 net to the Trust as described in Note 4 to condensed financial statements) in August 2019 to cover development costs of a new well to be operated by Boaz Energy in Terry County. Boaz Energy expects to recoup the $320,000 over a period of two to three months.

Distributions Declared After Quarter End

On October 21, 2019, the Trust declared a cash distribution of $0.040777 per Trust unit to unitholders of record as of October 31, 2019. The distribution will be paid on November 15, 2019.

Off-Balance Sheet Arrangements

As of September 30, 2019, the Trust had no off-balance sheet arrangements.

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of September 30, 2019, that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Boaz Energy.

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

During the quarter ended September 30, 2019 there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Boaz Energy.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation seeks surface use damages and alleges violations of the terms of the leases, among other things. Boaz Energy has advised the Trustee that it does not anticipate the litigation will materially affect the Trust. The Trustee has filed an answer in the litigation, responses to the plaintiff’s claims are being prepared and the discovery process is underway. On July 2, 2019, the plaintiff filed its First Amended Petition and Application for Temporary Restraining Order, Temporary Injunction, and Permanent Injunction (“TRO”), by which, among other things, Goodnight Midstream Permian, LLC was added as a defendant. The TRO was requested to prevent Blackbeard Operating, LLC from allegedly removing articles and production from the leases and that application was denied by an order dated July 8, 2019.

ITEM 6.	Exhibits.

Exhibit No.	Description

3.1	Certificate of Trust of PermRock Royalty Trust (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 (SEC File No. 333-224191) filed on April 6, 2018).

3.2	Amended and Restated Trust Agreement of PermRock Royalty Trust, dated May 4, 2018, among Boaz Energy II, LLC, Wilmington Trust, National Association, as Delaware Trustee of PermRock Royalty Trust, and Simmons Bank, as Trustee of PermRock Royalty Trust (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (SEC File No. 001-38472) filed on May 8, 2018).

31.1	Section 302 Certification.*

32.1	Section 906 Certification.*

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

Date: November 14, 2019

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