Form 10-K
period 2019-12-31
PermRock Royalty Trust
filed 2020-03-30
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-38472

PERMROCK ROYALTY TRUST

(Exact name of registrant as specified in its charter)

Delaware	82-6725102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Simmons Bank, Trustee

P.O. Box 470727, Fort Worth, Texas 76147

(Address of principal executive offices)(Zip code)

(855) 588-7839

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units of Beneficial Interest	PRT	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of Trust units representing beneficial interests in PermRock Royalty Trust held by non-affiliates on June 28, 2019 (the last business day of its most recently completed second fiscal quarter) was approximately $49,984,830 based on the closing price as quoted on the New York Stock Exchange. As of March 30, 2020, 12,165,732 Trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-K (“Annual Report”) contains, and other materials filed or to be filed by the PermRock Royalty Trust (the “Trust”) with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Such forward-looking statements may be or may concern, among other things, Boaz Energy II, LLC’s (“Boaz Energy”) and Simmons Bank’s (as the trustee of the Trust (the “Trustee”)), expectations, beliefs and plans regarding: (i) Boaz Energy’s capital expenditure budget and anticipated expenditures, including waterflood projects and workovers; (ii) Boaz Energy’s 2020 outlook, including implementation of a new waterflood in the Permian Platform area and optimization of revenue on the Underlying Properties; (iii) estimated capital required for waterflood conformance work to capture certain reserves and maintain an efficient waterflood; (iv) timing for Boaz Energy’s recoupment of development expenses from the Trust; (v) amount and timing of cash reserves by the Trustee; (vi) drilling activity; (vii) estimated present value of future cash flows; (viii) characteristics of the Underlying Properties, including estimates regarding oil and gas reserves; (ix) the impact of a loss of any major customers; (vi) reliance on third parties for facilities and services; (x) the ability of Boaz Energy’s insurance coverage to cover certain claims; (xi) burdens and obligations affecting the Underlying Properties and their impact on the Underlying Properties and Net Profits Interest; (xii) the quality of Boaz Energy’s title to the Underlying Properties; (xiii) the impact of litigation on the Trust and regulatory matters; (xiv) the tax treatment of the Net Profits Interest; (xv) the treatment of the Net Profits Interest in the event of Boaz Energy’s bankruptcy; (xvi) distributions to Trust unitholders, including in the event of contingencies; and (xvii) future cash retentions from distributions. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements are based on certain assumptions of the Trustee, and certain assumptions of information provided to the Trust by Boaz Energy, the owner of the Underlying Properties; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Boaz Energy; and involve risks and uncertainties. The following important factors, in addition to those discussed elsewhere in this Annual Report, could affect the future results of the energy industry in general, and Boaz Energy and the Trust in particular, and could cause actual results to differ materially from those projected in such forward-looking statements:

•

the effect of changes in commodity prices or alternative fuel prices;

•

the effect of public health concerns such as the recent outbreak of coronavirus disease (COVID-19), or any government response to such outbreak;

•

political and economic conditions in or affecting other oil and natural gas producing regions or countries, for example, the failure of Saudi Arabia and Russia to reach an accord on oil production volumes, widely referred to as a “price war”;

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

•

general economic conditions affecting the Permian Basin;

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
developed oil and natural gas reserves

Reserves of any category that can be expected to be recovered (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.  See 17 CFR § 210.4-10(aX6).

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

estimated future net revenues

Computed by applying current oil and natural gas prices (with consideration of price changes only to the extent provided by contractual arrangements and allowed by federal regulation) to estimated future production of proved oil and natural gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  See l7 CFR § 210.4-10(c)(4)(A).  “Estimated future net revenues” are sometimes referred to in this Annual Report on Form 10-K as “estimated future net cash flows.”

farm-in or farm-out agreement

An agreement under which the owner of a working interest in an oil or natural gas lease typically assigns the working interest or a portion of the working interest to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a "farm-in" while the interest transferred by the assignor is a "farm-out."

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

net acres or net wells	The sum of the fractional working interests owned by a given operator in gross acres or wells, as the case may be.
NGL non-operated	Natural gas liquids. Working interests which are part of the Underlying Properties but are not operated by Boaz Energy.
NYMEX

The New York Mercantile Exchange is a commodity futures exchange that quotes prices for transactions which are the prices paid for various commodities, including oil and natural gas, throughout the world.

plugging of abandoned wells	Activities to remove production equipment and seal off a well at the end of a well's economic life.
proved developed reserves	Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.
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

v

proved undeveloped reserves (PUDs)	Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.
PV-10	The present value of estimated future net revenues using a discount rate of 10% per annum.
reasonable certainty

(i) If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered or (ii) if probabilistic methods are used, there should be at least a 90% probability that the quantities actually recovered will equal or exceed the estimate. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as changes due to increased availability of geoscience (geological, geophysical, and geochemical), engineering, and economic data are made to estimated ultimate recovery (EUR) with time, reasonably certain EUR is much more likely to increase or remain constant than to decrease. See 17 CFR § 210.4-10(a)(24).

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

PART I

Item 1.  Business

General

PermRock Royalty Trust (the “Trust”) is a Delaware statutory trust formed on November 22, 2017 under the Delaware Statutory Trust Act pursuant to a trust agreement dated November 22, 2017, as amended and restated on May 4, 2018, by and among Boaz Energy II, LLC (“Boaz Energy”), as trustor, Simmons Bank, as Trustee (the “Trustee”), and Wilmington Trust, National Association, as Delaware Trustee (the “Delaware Trustee”) (such amended and restated trust agreement, as amended to date, the “Trust Agreement”). The Trust’s affairs are administered by the Trustee, which maintains its offices at 2200 West 7th Street, Suite 210, P.O. Box 470727, Fort Worth, Texas 76147.

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

The Trust’s purpose is to own the Net Profits Interest, to distribute to the Trust unitholders cash that the Trust receives in respect of the Net Profits Interest and to perform certain administrative functions in respect of the Net Profits Interest and the Trust units. Other than the foregoing activities, the Trust does not conduct any operations or activities. The Trust derives all or substantially all of its income and cash flow from the Net Profits Interest.  The Trust has no employees.

The Trust makes monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and any cash reserves, to holders of its Trust units as of the applicable record date, on or before the 10th business day after the record date. Distributions generally relate to sales from a one-month period.

The Conveyance

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

The Underlying Properties consist of 35,390 gross (22,997 net) acres in the Permian Basin. The Permian Basin extends over 75,000 square miles in West Texas and Southeastern New Mexico. The Underlying Properties consist of the following four operating areas:

•

Permian Clearfork area – consists of 2,434 net acres on the Central Basin Platform of the Permian Basin in Hockley and Terry Counties, Texas.

•

Permian Abo area – consists of 1,667 net acres on the Central Basin Platform of the Permian Basin in Terry and Cochran Counties, Texas.

•

Permian Shelf area – consists of 14,727 net acres on the Eastern Shelf of the Permian Basin in Glasscock, Schleicher, Stonewall and Coke Counties, Texas.

•

Permian Platform area – consists of 4,169 net acres on the Central Basin Platform of the Permian Basin in Ward, Crane, Terry and Ector Counties, Texas.

A detailed description of the Underlying Properties is included under Item 2. Properties.

Computation of Net Profit

Net profits are computed monthly, and (i) 80% of the aggregate net profits attributable to the sale of oil and natural gas production from the Underlying Properties and (ii) any amounts received pursuant to derivative put option contracts (net of any costs associated therewith), received during each calendar month are paid to the Trust on or before the end of the following month. The derivative put option contracts that Boaz Energy had in place at the time of the Trust’s initial public offering have expired and after December 31, 2019, Boaz Energy no longer hedges any of the production attributable to the Underlying Properties.

“Gross profits” generally means the aggregate amount received by Boaz Energy from sales of oil and natural gas produced from the Underlying Properties subject to certain adjustments as described in the Conveyance.  “Net profits” generally means gross profits less the costs and expenses for, among other things, drilling and development activities, production, operation, maintenance and abandonment operations, taxes, charges and assessments and insurance and, where applicable, losses, liabilities and damages, in each case as incurred by Boaz Energy and attributable to the Underlying Properties (as such items are reduced by any offset amounts, as described in the Conveyance).

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

Boaz Energy must maintain books and records sufficient to determine the amounts payable for the Net Profits Interest to the Trust. Monthly and annually, Boaz Energy must deliver to the Trustee a statement of the computation of the net profits for each computation period. The annual computation must be audited. The Trustee has the right to inspect, review and audit the books and records maintained by Boaz Energy during normal business hours and upon reasonable notice.

Marketing and Customers

Pursuant to the terms of the Conveyance, Boaz Energy has the responsibility to market, or cause to be marketed, the oil and natural gas production attributable to the Net Profits Interest in the Underlying Properties.

During the year ended December 31, 2019, Boaz Energy and other third-party operators of the Underlying Properties sold the oil produced from the Underlying Properties to third-party purchasers. Oil production from the Underlying Properties is typically transported by pipeline or truck from the field to the closest gathering facility or refinery. Boaz Energy and other operators sell the majority of the oil production from the Underlying Properties under contracts based on geographic location using market sensitive pricing. The price received by the operators for the oil production from the Underlying Properties is usually based on a regional price applied to equal daily quantities in the month of delivery that is then reduced for differentials based upon delivery location and oil quality.

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

For the year ended December 31, 2019, Boaz Energy reported that Phillips 66, Plains All American Pipeline, Energy Transfer Partners and Blackbeard Operating LLC accounted for 29.57%, 26.37%, 13.85% and 10.18%, respectively, of its total oil and natural gas revenues, and that no other purchaser accounted for 10% or more of the total revenue of the Underlying Properties. Boaz Energy does not believe that the loss of any of these parties as a purchaser of crude oil or natural gas production from the Underlying Properties would have a material impact on the business or operations of Boaz Energy or the Underlying Properties because of the large number of marketing firms and competitive nature of oil and gas purchasers in the Permian Basin. Oil and natural gas are currently sold to these four customers under short-term contracts at market prices.

Competition and Markets

The oil and natural gas industry is highly competitive. Boaz Energy competes with major oil and natural gas companies and independent oil and natural gas companies for oil and natural gas, equipment, personnel and markets for the sale of oil and natural gas. Many of these competitors are financially stronger than Boaz Energy, but even financially troubled competitors can affect the market because of their need to sell oil and natural gas at any price to attempt to maintain cash flow. Because Boaz Energy and the third-party operators of the Underlying Properties are subject to competitive conditions in the oil and natural gas industry, the Trust’s Net Profits Interest is indirectly subject to those same competitive conditions.

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

All of the Trust’s assets are located in the United States. Boaz Energy and the third-party operators of the Underlying Properties sell the oil and natural gas produced from the Underlying Properties to third-party purchasers in the United States. Demand for natural gas generally is higher in the winter months, but otherwise seasonal factors do not directly affect the Trust.

Dissolution of the Trust

The Trust is not subject to any pre-set termination provisions based on a maximum volume of oil or natural gas to be produced or the passage of time. The Trust will dissolve upon the earliest to occur of the following:

•

the Trust, upon the approval of the holders of at least 75% of the outstanding Trust units, sells the Net Profits Interest;

•

the annual cash proceeds received by the Trust attributable to the Net Profits Interest are less than $2.0 million for each of any two consecutive years;

•

the holders of at least 75% of the outstanding Trust units vote in favor of dissolution; or

•

the Trust is judicially dissolved.

Upon dissolution of the Trust, the Trustee is obligated to sell all of the Trust’s assets, either by private sale or public auction, and, after payment or the making of reasonable provision for payment of all liabilities of the Trust, distribute the net proceeds of the sale to the Trust unitholders.

Environmental Matters and Regulation

General. For purposes of the discussion in this section, the oil and natural gas production operations conducted on the Underlying Properties are the operations of Boaz Energy. Boaz Energy’s oil and natural gas exploration and production operations are subject to stringent and comprehensive federal, regional, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose significant obligations on the Boaz Energy’s operations, including, but not limited to, requirements to:

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

The Resource Conservation and Recovery Act (“RCRA”) and comparable state laws control the management and disposal of hazardous and non-hazardous waste. These laws and regulations govern the generation, storage, treatment, transfer and disposal of wastes generated. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of oil, natural gas and NGLs, if properly handled, are currently exempt from regulation as hazardous waste under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste provisions, state laws or other federal laws. However, it is possible that certain oil, natural gas and NGL drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production related oil, natural gas and NGL wastes from regulation as hazardous wastes under RCRA. The consent decree required the EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil, natural gas and NGL wastes or to sign a determination that revision of the regulations is not necessary (which deadline was extended to April 23, 2019 due to a lapse in appropriations). On April 23, 2019, EPA made a determination that revisions to the federal regulations for the management of exploration and production waste under Subtitle D of RCRA are not necessary and issued a report explaining the basis for its decision.  EPA stated it will continue to work to identify areas for regulatory improvements and to address emerging issues to ensure exploration and production wastes continue to be managed appropriately. Any future regulatory change due to emerging issues, a change in EPA determination, or otherwise could result in an increase in the costs to manage and dispose of wastes, which could increase the costs of Boaz Energy’s operations.

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

Water Discharges

The Federal Water Pollution Control Act, also known as the “Clean Water Act,” and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil, into federal and state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Obtaining permits has the potential to delay the development of oil and natural gas projects. In addition, federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In June 2015, the EPA and the U.S. Army Corps of Engineers (the “Corps”) published a final rule attempting to clarify the federal jurisdictional reach over waters of the United States (“WOTUS”). Several legal challenges to the rule followed, along with attempts to stay implementation following the change in presidential administration. Currently, the WOTUS rule is active in some states and enjoined in others. However, on December 11, 2018, the EPA and the Corps proposed changes to regulations under the CWA that would provide discrete categories of jurisdictional waters and tests for determining whether a particular waterbody meets any of those classifications. On February 14, 2019, the EPA published the proposed new rule defining the scope of waters federally regulated under the Clean Water Act for public comment in the Federal Register.  Environmental groups and states have sued to challenge the new rule. Therefore, the scope of jurisdiction under the CWA is uncertain at this time. Spill prevention, control and countermeasure plan requirements imposed under the Clean Water Act require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Oil Pollution Act of 1990, as amended, or “OPA,” amends the Clean Water Act and establishes strict liability and natural resource damages liability for unauthorized discharges of oil into waters of the United States. OPA requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst case discharge of oil into waters of the United States.

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

Federal agencies also have begun directly regulating emissions of methane from oil and natural gas operations. For example, in June 2016, the EPA published New Source Performance Standards (“NSPS”), known as Subpart OOOOa, that requires certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. However, on August 28, 2019, the EPA published a notice of reconsideration proposing to rescind methane-specific requirements for new and modified oil and gas infrastructure, and litigation concerning the regulations is ongoing. As a result, we cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements.

At the international level, in December 2015, the United States and 194 other participating countries adopted the Paris Agreement, which calls for each participating country to establish their own nationally determined standards for reducing carbon output. However, in August 2017 the United States notified the United Nations that it would be withdrawing from the Paris Agreement and, on November 4, 2019, formally notified the United Nations of its withdrawal. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may reenter the Paris Agreement or separately negotiated agreement are unclear at this time. Various state and local governments have publicly committed to furthering the goals of the Paris Agreement.

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

In addition, as a result of one or more settlements approved by the U.S. Fish & Wildlife Service (the “FWS”), the agency was required to make a determination on the listing of numerous other species as endangered or threatened under the ESA by the end of the FWS’ 2017 fiscal year. The agency missed the deadline, and the review is reportedly ongoing. On August 12, 2019, the FWS finalized a package of ESA regulatory revisions addressing standards for listing, delisting, and reclassification of species, consultation parameters, and protections for threatened species, changes which are expected to ease the path for development projects. Nonetheless, the designation of previously unidentified endangered or threatened species could cause Boaz Energy’s operations to become subject to operating restrictions or bans, and limit future development activity in affected areas. For example, recently, there have been renewed calls to review protections currently in place for the Dunes Sagebrush Lizard, whose habitat includes portions of the Permian Basin, and to reconsider listing the species under the ESA. If the Dunes Sagebrush Lizard or other species are listed, the FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state and private lands. To the extent species are listed under the ESA or similar state laws, or previously unprotected species are designated as threatened or endangered in areas where the Underlying Properties are located, operations on the Underlying Properties could incur increased costs arising from species protection measures and face delays or limitations with respect to production activities thereon.

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

Available Information

The Trust maintains a website at www.permrock.com. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The Trust’s filings under the Exchange Act are available on the website and are also available electronically from the website maintained by the SEC at www.sec.gov.

Item 1A.  Risk Factors

Risks Related to the Units

Described below are certain risks that we believe are associated with an investment in the units of the Trust and the oil and natural gas industry. There may be additional risks that are not presently material or known to us. You should carefully consider each of the following risks and all other information set forth in this Annual Report on Form 10-K. If any of the events described below occur, the Trust’s financial condition could be materially adversely affected, and the Trust may not be able to continue as a going concern.

Oil and natural gas prices are volatile, and lower oil and natural gas prices could reduce proceeds to the Trust and cash distributions to Trust unitholders.

The Trust’s reserves and monthly cash distributions are highly dependent upon the prices realized from the sale of oil and natural gas. Oil and natural gas are commodities, and their prices can be volatile and fluctuate widely in response to market uncertainty and relatively minor changes in the supply of and demand for oil and natural gas. Factors that affect oil and natural gas prices include, among others:

•

worldwide and regional economic conditions impacting the global supply of and demand for oil and natural gas;

•

the price and quantity of foreign imports and U.S. exports of oil and natural gas;

•

the effect of public health concerns such as the recent outbreak of COVID-19, or any government response to such outbreak;

•

political and economic conditions in or affecting other oil and natural gas producing regions or countries, for example, the failure of Saudi Arabia and Russia to reach an accord on oil production volumes, widely referred to as a “price war”;

•

expectations about future prices of, or the supply of and demand for oil and natural gas;

•

the effects of the United Kingdom’s withdrawal from the European Union, known as “Brexit”;

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

•

acts of force majeure.

Lower prices of oil and natural gas will reduce profits to which the Trust is entitled and therefore the cash available for distribution to unitholders and may ultimately reduce the amount of oil and natural gas that is economic to produce from the Underlying Properties. The volatility of oil and natural gas prices also reduces the predictability of future cash distributions to unitholders. Oil prices have declined sharply in the first quarter of 2020 in response to the economic effects of the recent announcements by Saudi Arabia to abandon output restraints and the COVID-19 pandemic. Substantial and extended declines in oil, natural gas and natural gas liquids prices have resulted and may continue to result in reduced net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders, and may ultimately reduce the amount of oil and natural gas that is economic to produce from the Underlying Properties. Sustained lower prices of oil and natural gas could also negatively affect the price of the Trust units and the qualification of the Trust units to remain listed on the New York Stock Exchange.

Because the monthly distributions correlate with the net profits generated each month after payment of costs and expenses related to the Underlying Properties (including direct operating expenses and development expenses), future monthly distributions paid to the Trust unitholders will vary significantly from month to month and may be zero in any given month. Boaz Energy entered into derivative put option contracts with respect to expected oil production in 2018 and 2019, however, those contracts have expired as of December 31, 2019 and Boaz Energy has not entered into any derivative contracts relating to oil and natural gas volumes expected to be produced after December 31, 2019. The terms of the Conveyance prohibit Boaz Energy from entering into new hedging arrangements burdening the Trust or the Underlying Properties. As a result, the amount of cash distributions are subject to a greater fluctuation after December 31, 2019 due to changes in oil and natural gas prices.

The reserves attributable to the Underlying Properties are depleting assets and production from those reserves will diminish over the long term and may eventually cease, therefore, proceeds to the Trust and cash distributions to Trust unitholders will decrease over time and may eventually cease.

The profits payable to the Trust attributable to the Net Profits Interest are derived from the sale of production of oil and natural gas from the Underlying Properties. The reserves attributable to the Underlying Properties are depleting assets, which means that the reserves and the quantity of oil and natural gas produced from the Underlying Properties will decline over time. Actual decline rates have varied and likely will continue to vary from the decline rates projected in reserve reports.

Maintenance projects on the Underlying Properties have affected and will likely continue to affect the quantity of proved reserves that can be economically produced from wells on the Underlying Properties. The timing and size of these maintenance projects will depend on, among other factors, the market prices of oil and natural gas. Boaz Energy is not under contractual obligation to develop or otherwise pay maintenance or other development expenses on the Underlying Properties in the future. Furthermore, with respect to properties for which Boaz Energy is not designated as the operator, Boaz Energy has limited control over the timing or amount of those maintenance projects and other development expenses. Boaz Energy also has the right to non-consent and not participate in maintenance projects and other development activities on properties for which it is not the operator, in which case Boaz Energy and the Trust will not receive the production resulting from such maintenance projects and other development expenses until after payout occurs pursuant to the applicable joint operating agreement. If Boaz Energy or any third-party operator does not implement maintenance projects when warranted, the future rate of production decline of proved reserves may be higher than the rate currently expected by Boaz Energy or estimated in reserve reports. Furthermore, the Trust is not permitted to acquire other oil and natural gas properties or net profits interests to replace the depleting assets and production attributable to the Net Profits Interest.

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

The prices received for Boaz Energy’s oil and natural gas production have generally been lower than the relevant benchmark prices, such as NYMEX, that are used for calculating hedge positions. The difference between the price received and the benchmark price is called a basis differential. The differential may vary significantly due to market conditions, the quality and location of production and other factors, including a regional oversupply of oil in the Permian Basin due to current take-away constraints. Boaz Energy cannot accurately predict oil or natural gas differentials in the future. Increases in the differential between the realized price of oil and natural gas and the benchmark price for oil and natural gas could reduce the profits to the Trust, the cash distributions by the Trust and the value of the Trust units.

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

•

the availability of enhanced recovery techniques;

•

relationships with landowners, operators, pipeline companies and others; and

•

the assumed effect of expected governmental regulation and future tax rates.

Changes in these assumptions and amounts of actual direct operating expenses and development expenses could materially decrease reserve estimates. In addition, the quantities of recovered reserves attributable to the Underlying Properties have decreased, and may decrease in the future, as a result of future decreases in the price of oil or natural gas.

Developing oil and natural gas wells and producing oil and natural gas are costly and high-risk activities with many uncertainties that could adversely affect future production from the Underlying Properties. Any delays, reductions or cancellations in development and producing activities could decrease revenues that are available for distribution to Trust unitholders.

Recovery of proved undeveloped reserves and the development of proved developed non-producing reserves requires capital expenditures and successful drilling operations by Boaz Energy and other third-party operators of the Underlying Properties. The reserve data included in the reserve report of Boaz Energy’s independent petroleum engineer assumes a certain amount of capital expenditures will be made to develop such reserves. The Net Profits Interest bears its proportionate share of these capital expenditures. However, the development of such reserves has in the past and may in the future take longer and may require higher levels of capital expenditures than anticipated. Delays in the development of the reserves, increases in drilling and development costs (including expenses related to secondary and tertiary recovery techniques) of such reserves or decreases or continued volatility in commodity prices will reduce the future net revenues of the estimated proved undeveloped reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could force Boaz Energy to reclassify certain of the proved reserves as unproved reserves.

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

•

restricted access to land for drilling or laying pipeline;

•

lack of available gathering, transportation and processing facilities, including availability on commercially reasonable terms, or delays in construction of gathering facilities;

•

lack of available capacity on interconnecting transmission pipelines;

•

equipment failures or accidents;

•

failure of secondary recovery operations to perform as expected;

•

unexpected operational events and drilling conditions;

•

declines in oil or natural gas prices;

•

limitations in the market for oil or natural gas;

•

pipe or cement failures;

•

casing collapses;

•

shortages, unavailability or high cost of drilling rigs, tubular materials, equipment, supplies, personnel and services;

•

lost or damaged drilling and service tools;

•

loss of drilling fluid circulation;

•

uncontrollable flows of oil and natural gas, water or drilling fluids;

•

blowouts, explosions fires and natural disasters;

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

In the event that planned operations by Boaz Energy or other operators, including drilling of development wells, are delayed or cancelled, or existing wells or development wells have lower than anticipated production due to one or more of the factors above or for any other reason, estimated future distributions to Trust unitholders may be reduced. In the event an operator incurs increased costs due to one or more of the above factors or for any other reason and is not able to recover such costs from insurance, the estimated future distributions to Trust unitholders may be reduced.

Higher production and development costs related to the Underlying Properties and other costs and expenses incurred by the Trust without concurrent increases in revenue, will result in decreased Trust distributions.

The Trust indirectly bears an 80% share of all costs and expenses related to the Underlying Properties, such as direct operating expenses and development expenses (including waterflood expenses), which reduces the amount of cash received by the Trust and distributed to Trust unitholders. Historical costs may not be indicative of future costs, and higher costs and expenses related to the Underlying Properties without concurrent increases in revenue will directly decrease the amount of cash received by the Trust in respect of its Net Profits Interest. In addition, cash available for distribution by the Trust will be further reduced by the Trust’s general and administrative expenses.

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

The marketing of oil and natural gas production depends in large part on the capacity and availability of gathering systems and other pipelines, trucks, storage facilities and other transportation, processing and refining facilities. If these facilities are unavailable on commercially reasonable terms or otherwise, production from the Underlying Properties could be shut in or Boaz Energy or the third-party operators could be required to delay or discontinue drilling plans and commercial production. Boaz Energy relies (and expects to rely in the future) on facilities developed and owned by third parties in order to transport, store, process and sell the oil and natural gas production from the Underlying Properties. Boaz Energy’s plan to develop and sell its oil and natural gas could be materially and adversely affected by the inability or unwillingness of third parties to provide sufficient facilities and services to Boaz Energy on commercially reasonable terms, or otherwise.

The amount of oil and natural gas that can be produced and sold from a well is subject to limitation in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, failure of tendered oil and natural gas to meet quality specifications of gathering lines or downstream transporters, excessive pressure, damage to the gathering, transportation, refining or processing facilities or lack of capacity at such facilities. Increases in activity in the Permian Basin could, in the future, contribute to bottlenecks in processing and transportation that could negatively affect the production, transportation and sale of oil and natural gas from the Underlying Properties, and these adverse effects could be disproportionately severe compared to more geographically diverse operations. If Boaz Energy or the third-party operators are forced to reduce production due to such a curtailment, the revenues of the Trust and the amount of cash distributions to the Trust unitholders would similarly be reduced due to the reduction of profits from the sale of production.

Boaz Energy or any other operator of any Underlying Property may abandon the property, thereby terminating the related Net Profits Interest payable to the Trust that are attributable to the abandoned property.

Boaz Energy or any third-party operator of the Underlying Properties could determine during periods of low commodity prices, including as a result of COVID-19, to shut in or curtail production from wells on the Underlying Properties or plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Boaz Energy or any other operator may abandon any well or property without the consent of the Trust or the Trust unitholders if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities. This could result in termination of the Net Profits Interest relating to the abandoned well or property. The Underlying Properties are sensitive to decreasing commodity prices. The commodity price sensitivity is due to a variety of factors that vary from well to well, including the costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the expenses of certain wells to exceed the well’s revenue. If this scenario were to occur, Boaz Energy or any third-party operator may decide to shut-in the well or plug and abandon the well. This could reduce future cash distributions to Trust unitholders.

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

The Trust is passive in nature and neither the Trust nor the Trust unitholders have any ability to influence Boaz Energy and other third-party operators or control the operation or development of the Underlying Properties.

The Trust units are a passive investment that entitle the Trust unitholder to only receive cash distributions from the Net Profits Interest conveyed to the Trust. Trust unitholders have no voting rights with respect to Boaz Energy and, therefore, have no managerial, contractual or other ability to influence Boaz Energy’s or other third-party operators’ activities or the operations of the Underlying Properties. Boaz Energy operated approximately 85% of the production from the Underlying Properties as of December 31, 2019 and is generally responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect such properties.  Boaz Energy may take actions that are in its own interest that may be different from the interests of the Trust. The failure of Boaz Energy or any other third-party operator to conduct its operations, discharge its obligations and comply with regulatory requirements could have an adverse effect on the net profits payable to the Trust.

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

Boaz Energy holds an aggregate of 5,878,332 Trust units, as of March 30, 2020. Boaz Energy or its owners, including NGP Energy Capital Management (“NGP”), may sell Trust units in the public or private markets, and any such sales could have an adverse impact on the price of the Trust units or on any trading market that may develop. The Trust has granted registration rights to Boaz Energy and its affiliates, including NGP, and their respective transferees, which, if exercised, would facilitate sales of Trust units by Boaz Energy or its owners, as applicable.

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

The Trust is an “emerging growth company” as defined in the Jumpstart Our Business Act (“JOBS Act”). For as long as the Trust is an emerging growth company, which may be up to five full fiscal years, unlike other public companies, the Trust will not be required to, among other things, (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes‑Oxley Act, (2) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise or (4) provide certain disclosures regarding executive compensation required of larger public companies.

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

The operations of the Underlying Properties are subject to complex federal, state, local and other laws and regulations, including environmental laws and regulations, that could adversely affect the cost, manner or feasibility of conducting operations on them or result in significant costs and liabilities, which could reduce the amount of cash available for distribution to Trust unitholders.

The oil and natural gas exploration and production operations on the Underlying Properties are subject to stringent and comprehensive federal, state and local laws and regulations, including laws governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations, some of which are discussed under “Environmental Matters and Regulation,” may impose numerous obligations that apply to the operations on the Underlying Properties, including the requirement to obtain a permit before conducting drilling, secondary recovery, waste disposal or other regulated activities; the restriction of types, quantities and concentrations of materials that can be released into the environment; restrictions on water withdrawal and use; and the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas. Compliance with such laws and regulations may generate significant costs, such as development expenses to install pollution or safety-related controls at the operated facilities, and impose substantial liabilities for pollution resulting from operations. Failure to comply with these and other laws and regulations may result in litigation, the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations on the Underlying Properties. Furthermore, the inability to comply with environmental laws and regulations in a cost-effective manner, such as removal and disposal of produced water and other generated oil and natural gas wastes, could impair the production of oil and natural gas from the Underlying Properties in a commercial manner, which could further result in a reduction of distributable cash to the Trust unitholders.

There is inherent risk of incurring significant environmental costs and liabilities in the course of operations on the Underlying Properties as a result of the handling of petroleum hydrocarbons and wastes, air emissions and wastewater discharges related to operations, and historical industry operations and waste disposal practices, which in turn could decrease the profitability of the Underlying Properties and result in a reduction of distributable cash to the Trust unitholders. As discussed under “Environmental Matters and Regulation,” Boaz Energy can also be subject to remediation costs related to contamination, which have the potential to adversely affect production on the Underlying Properties and could consequently result in a reduction of distributable cash to the Trust unitholders. Private parties, including the owners of properties upon which wells are drilled and facilities where petroleum hydrocarbons or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. In addition, the risk of accidental spills or releases could expose the Underlying Properties to significant liabilities that could have a material adverse effect on their financial condition and results of operations, which in turn could reduce the amount of cash available for distribution to Trust unitholders. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly operational control requirements or waste handling, storage, transport, disposal or cleanup requirements could require operations on the Underlying Properties to incur significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on their results of operations, competitive position or financial condition, which could subsequently adversely affect the distribution of cash to the Trust unitholders.

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

As discussed under “Environmental Matters and Regulation – Hydraulic Fracturing Activities,” in recent years there has been increased public concern regarding an alleged potential for hydraulic fracturing to adversely affect drinking water supplies and to induce seismic events. As a result, from time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. In the event that new federal restrictions relating to the hydraulic fracturing process are adopted in areas where the Underlying Properties are located, Boaz Energy and outside operators may incur additional costs or permitting requirements to comply with such federal requirements that may be significant and that could result in added delays or curtailment in the pursuit of exploration, development or production activities, which would in turn reduce the oil, natural gas and NGLs produced from the Underlying Properties.

In addition, some states such as Texas, where the Underlying Properties are located, have adopted regulations that impose new or more stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. States could also elect to prohibit high volume hydraulic fracturing altogether. In addition to state laws, local land use restrictions, such as city ordinances, may restrict drilling in general and/or hydraulic fracturing in particular.

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

The adoption and implementation of international, federal or state climate change legislation or regulations could result in increased operating costs for Boaz Energy and reduced demand for the oil, natural gas and NGLs that Boaz Energy produces.

The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs, as described under “Environmental Matters and Regulation – Climate Change,” could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on Boaz Energy’s business, financial condition and results of operations. Recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for operators to engage in exploration and production activities, ultimately reducing income generated from the Underlying Properties and, as a result, the cash distributable to Trust unitholders. Moreover, such new legislation or regulatory programs could also increase the cost to consumers, and thereby reduce demand for oil and natural gas, which could reduce the demand for the oil or natural gas produced and lower the value of the reserves.

The potential physical effects of climate change could disrupt production on the Underlying Properties and cause Boaz Energy and other third-party operators to incur significant costs, thereby reducing cash distributable to Trust unitholders.

Some scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events. Extreme weather conditions can interfere with production on the Underlying Properties and increase Boaz Energy’s operating expenses.  Such damage or increased expenses from extreme weather may not be fully insured.  If any such effects were to occur, they could have an adverse effect on Boaz Energy’s results of operations and, as a result, the cash distributable to Trust unitholders.

The amount of cash available for distribution by the Trust could be reduced by expenses caused by uninsured claims.

Boaz Energy maintains insurance coverage against potential losses that it believes is customary in its industry. Boaz Energy is not required to maintain any minimum levels of insurance and its ability to maintain any such coverages will depend on conditions in the insurance markets among other factors beyond Boaz Energy’s control. In addition, Boaz Energy’s general liability insurance and excess liability policies do not provide coverage with respect to legal and contractual liabilities of the Trust, and the Trust does not maintain such coverage since it is passive in nature and does not have any ability to influence Boaz Energy or control the operations or development of the Underlying Properties. Boaz Energy does not currently have any insurance policies in effect that are intended to provide coverage for losses solely related to waterflooding or other completion operations. These policies may not cover fines, penalties or costs and expenses related to government-mandated remediation of pollution. In addition, these policies do not provide coverage for all liabilities, and Boaz Energy cannot assure you that the insurance coverage will be adequate to cover claims that may arise, including due to potential effects of climate change, or that Boaz Energy will be able to maintain adequate insurance at rates it considers reasonable. The occurrence of an event not fully covered by insurance could result in a significant decrease in the amount of cash available for distribution by the Trust.

Additional restrictions on drilling activities intended to protect certain species of wildlife may adversely affect Boaz Energy’s and other third-party operators' ability to conduct drilling activities.

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

In addition, the designation of previously unidentified endangered or threatened species could cause Boaz Energy’s operations to become subject to operating restrictions or bans, and limit future development activity in affected areas. For example, there have been renewed calls to review protections currently in place for the Dunes Sagebrush Lizard, whose habitat includes portions of the Permian Basin, and to reconsider listing the species under the ESA. If the Dunes Sagebrush Lizard or other species are listed, the FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state and private lands. To the extent species are listed under the ESA or similar state laws, or previously unprotected species are designated as threatened or endangered in areas where the Underlying Properties are located, operations on the Underlying Properties could incur increased costs arising from species protection measures and face delays or limitations with respect to production activities thereon.

Terrorism and continued geopolitical hostilities could adversely affect the Trust’s distributions to its unitholders or the market price of its units.

Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as military or other actions taken in response to such attacks or threats, could cause instability in the global financial, oil and natural gas markets. Terrorism and other geopolitical hostilities could adversely affect the Trust’s distributions to its unitholders or the market price of its units in unpredictable ways, including through the disruption of oil and natural gas supplies and markets, increased volatility in oil and natural gas prices, or the possibility that the infrastructure on which the operators of the Underlying Properties rely could be a direct target or an indirect casualty of an act of terror.

A bankruptcy of Boaz Energy or any third-party operator could adversely affect the operation of the wells and the development of the proved undeveloped reserves and interrupt or decrease distributions to Trust unitholders.

The value of the Net Profits Interest and the Trust’s ultimate cash available for distribution are highly dependent on Boaz Energy’s financial condition. Neither Boaz Energy nor any other operator of the Underlying Properties has agreed with the Trust to maintain a certain net worth or to be restricted by other similar covenants, and Boaz Energy is not obligated to retain and is not retaining all of the net proceeds of this offering to pay costs of operating and developing the Underlying Properties. In addition, Boaz Energy is not required to retain ownership of its Trust units and may sell such units or distribute such units, or the proceeds from the sale thereof, to its owners. The ability to develop and operate the Underlying Properties depends on Boaz Energy’s future financial condition and economic performance and access to capital, which in turn will depend upon the supply of and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of Boaz Energy. If the reduced demand for crude oil in the global market as a result of the economic effects of the outbreak of COVID-19, and the recent reduction in the benchmark price of crude oil, persist for the near future or longer, such factors could have a material negative impact on the financial condition and economic performance of Boaz Energy or one or more of the third-party operators of the Underlying Properties.

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

Boaz Energy faces various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the security of the facilities and infrastructure of Boaz Energy and of third parties on which Boaz Energy relies such as processing plants and pipelines. These threats pose a risk to the security of Boaz Energy’s systems and networks, the confidentiality, availability and integrity of its data and the physical security of its employees and assets. Boaz Energy relies on information technology (“IT”) systems and networks in connection with its business activities, including certain of its exploration, development and production activities. Boaz Energy relies on digital technology, including information systems and related infrastructure, as well as cloud applications and services, to, among other things, estimate quantities of oil, natural gas and NGL reserves, analyze seismic and drilling information, process and record financial and operating data and communicate with employees and third parties. As dependence on digital technologies has increased in the oil and gas industry, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. Boaz Energy has experienced cyber-attacks in the past, and may not be successful in preventing future security breaches or cyber-attacks or mitigating their effect. Any security breach or cyber-attack could have a material adverse effect on Boaz Energy’s reputation and competitive position and could lead to losses of sensitive information, critical infrastructure or capabilities essential to Boaz Energy’s operation of the Underlying Properties, its calculation of gross and net profits and its remittance of payments in respect of the Net Profits Interest to the Trust. Cyber-attacks or security breaches also could result in litigation or regulatory action.  In addition, Boaz Energy’s implementation of various procedures and controls to monitor and mitigate security threats, including cybersecurity threats, and to increase security for its information, facilities and infrastructure may result in increased capital and operating costs.

Future net profits income to the Trust may be subject to risks relating to the creditworthiness of third parties.

The Trust does not lend money and has limited ability to borrow money. The Trust’s future net profits income, however, may be subject to risks relating to the creditworthiness of the operators of the Underlying Properties and purchasers of the oil and natural gas produced from the Underlying Properties. This creditworthiness may be impacted by the price of oil and natural gas.

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

Trust unitholders should be aware of any possible state tax implications of owning Trust units.

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

The Underlying Properties consist of long-life reserves in mature, conventional oil fields with established decline curves. As of December 31, 2019, the Underlying Properties had proved reserves of 10.9 MMBoe and 55% of the volumes and 57% of PV-10 value were attributable to proved developed reserves. Approximately 92% of the 10.9 MMBoe of proved reserves, based on PV-10 value, were operated by Boaz Energy. For more information regarding changes in proved reserves, see Note 12 to the financial statements included in Item 8 of this Annual Report.

Major Producing Areas

The Underlying Properties consist of the following four operating areas:

The Permian Clearfork area consists of 2,434 net acres on the Central Basin Platform of the Permian Basin in Hockley and Terry Counties, Texas. A majority of the production in the Permian Clearfork area comes from wells in the Kingdom Clearfork field, which primarily produce from the Clearfork formation. Boaz Energy's waterflooding operations were first implemented in the Kingdom Clearfork field in March 2015. As of December 31, 2019, Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”) estimates the Underlying Properties in the Permian Clearfork to have 4.3 MMBoe of total proved reserves, 44% of which are proved developed reserves. Decreased reserves in the Permian Clearfork area were primarily the result of a negative price revision.

The Permian Abo area consists of 1,667 net acres on the Central Basin Platform of the Permian Basin in Terry and Cochran Counties, Texas. A majority of the production in the Permian Abo area comes from wells in the Kingdom Abo field, which primarily produce from the Abo formation. In 2011, a waterflood pilot program was implemented in the North West Terry Abo unit (“NWTA”) located in the Kingdom Abo field that converted one producing well to an injection well. Boaz Energy fully converted the field to water injection upon purchasing the NWTA in June 2016, and in January 2017 installed a new injection pump that added an additional injection capacity of 2,500 barrels of water per day. In August 2017, NWTA 313 demonstrated initial waterflood response. As of December 31, 2019, Cawley Gillespie estimates the Underlying Properties in the Permian Abo to have 2.0 MMBoe of total proved reserves, 79% of which are proved developed reserves.

The Permian Shelf area consists of 14,727 net acres on the Eastern Shelf of the Permian Basin in Glasscock, Schleicher, Stonewall and Coke Counties, Texas. A significant portion of the production in the Permian Shelf area comes from wells in the Fort McKavitt and Flowers fields, which primarily produce from the Canyon formation. A significant portion of the production in the Permian Shelf area comes from wells in the Fort McKavitt and Flowers fields, which primarily produce from the Canyon formation. As of December 31, 2019, Cawley Gillespie estimates the Underlying Properties in the Permian Shelf to have 3.1 MMBoe of total proved reserves, 37% of which are proved developed reserves.

The Permian Platform area consists of 4,169 net acres on the Central Basin Platform of the Permian Basin in Ward, Crane, Terry and Ector Counties, Texas. The properties primarily produce from the Clearfork, San Andres, and Devonian formations. The properties primarily produce from the Clearfork, San Andres, and Devonian formations. As of December 31, 2019, Cawley Gillespie estimates the Underlying Properties in the Permian Platform to have 1.4 MMBoe of total proved reserves, 95% of which are proved developed.

Oil and Natural Gas Data

Proved Reserves

Cawley Gillespie, independent petroleum and geological engineers, estimated crude oil and natural gas (including natural gas liquids)  proved reserves of the Underlying Properties’ full economic life and for the Trust life as of December 31, 2019. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates. In addition, the reserves and net revenues attributable to the Net Profits Interest include only 80% of the reserves attributable to the Underlying Properties that are expected to be produced within the term of the Net Profits Interest. The technical person primarily responsible for overseeing the review of the third-party reserve reports is Casey Morton, Boaz Energy's Executive Vice President, Engineering. Mr. Morton received a Bachelor of Science in Petroleum Engineering from Texas Tech University in 2003. Prior to joining Boaz Energy, Mr. Morton served as an engineer for Netherland, Sewell & Associates from September 2008 to January 2012. Mr. Morton has over 16 years of experience working in various capacities in the energy industry, including acquisition analysis, reserve estimation, reservoir engineering and operations engineering. Mr. Morton is a Registered Professional Engineer in the State of Texas (License No. 107582). Mr. Morton consults regularly with Cawley Gillespie during the reserve estimation process to review properties, assumptions and relevant data.

The independent petroleum engineer’s report as to the proved oil and natural gas reserves as of December 31, 2019 was prepared by Cawley Gillespie. Cawley Gillespie, whose firm registration number is F-693, was founded in 1961 and is a leader in the evaluation of oil and gas properties. The technical person at Cawley Gillespie primarily responsible for overseeing the reserve estimates with respect to the Underlying Properties and the Net Profits Interest attributable to the Trust is Mr. Zane Meekins. Mr. Meekins has been a practicing consulting petroleum engineer at Cawley Gillespie since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 32 years of practical experience in petroleum engineering, with over 30 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

Proved reserves are reserves which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the right to operate expires, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for estimation. If deterministic methods are used, the term "reasonable certainty" implies a high degree of confidence that the quantities of oil or natural gas actually recovered will equal or exceed the estimate. If probabilistic methods are used, there should at least be a 90% probability that the quantities actually recovered will equal or exceed the estimate.

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

Boaz Energy's internal petroleum engineer works closely with its independent reserve engineers to ensure the integrity, accuracy and timeliness of data furnished to the independent reserve engineers in their reserve estimating process. Periodically, the Boaz Energy petroleum engineer meets with the independent reserve engineers to review properties and discuss methods and assumptions used by Boaz Energy and the independent reserve engineers to prepare reserve estimates.

Reserve engineering is and must be recognized as a subjective process of estimating volumes of economically recoverable oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of economically recoverable oil and natural gas and of future net revenues which are based on a number of variables and assumptions, all of which may vary from actual results, including geologic interpretation, prices and future production rates and costs. Please read "Risk Factors" appearing elsewhere in this annual report on Form 10-K.

Proved oil and natural gas reserves were based on the unweighted arithmetic average of the first day of the month prices for the 12-month period before the reporting date. For the year ended December 31, 2019, benchmark prices used were $55.69 per Bbl for oil and $2.58 per MMBtu for natural gas. The WTI price is used for oil prices and the Henry Hub price is used for natural gas. All prices are then further adjusted for quality, transportation fees and regional price differentials.

The following table summarizes estimated proved reserve quantities and PV-10 attributable to the Trust as of December 31, 2019:

	Trust Net Profits Interest
	Oil	Natural Gas(1)	Total(2)	PV-10(3)(4)
	(MBbls)	(MMcf)	(MBoe)	(in thousands)
Proved Developed	2,286.3	1,927.8	2,607.6	$65,130.2
Proved Undeveloped	2,266.2	1,118.4	2,452.6	49,422.0
Total Proved	4,552.5	3,046.2	5,060.2	$114,552.2

———————

(1)

Reserves for natural gas liquids are included as a component of natural gas reserves.

(2)

Boe represents an approximate energy equivalent basis such that one Bbl of crude oil equals approximately six Mcf of natural gas.  However, the value of oil and natural gas fluctuate, and the value of reserve volumes of oil and natural gas are often substantially different than the amount implied by the Boe ratio.

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

(4)

For 2019, $2.58 per MMBtu of natural gas and $55.69 per Bbl of oil were used in determining future net revenue.

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

Proved Undeveloped Reserves (PUDs)

The following table summarizes the changes in estimated proved undeveloped reserves of the Trust for the year ended December 31, 2019:

	Oil (MBbls)(1)	Natural Gas (MMcf)(1)	Total (MBoe)
Proved Undeveloped Reserves:
Balance, December 31, 2018	2,555.6	1,764.3	2,849.6
Conversions into proved developed reserves	0	0	0
Revisions of previous estimates	(686.2)	(645.9)	(793.9)
Extensions and discoveries	396.9	0	396.9
Acquisition of reserves	0	0	0
Balance, December 31, 2019	2,266.2	1,118.4	2,452.6

———————

(1)

Reserves for natural gas liquids are included as a component of natural gas reserves.

Changes in proved undeveloped reserves during the year ended December 31, 2019 were primarily due to extensions including 397 MBoe of proved undeveloped reserves in the Kingdom Clearfork Field as a result of 2019 drilling activity.  Revisions in the proved undeveloped reserves were because of pricing and added capital expenditures to several waterfloods in the Permian Clearfork. Boaz Energy has estimated that an additional $3,000,000 of capital for waterflood conformance work is required to capture these reserves and maintain an efficient and uniform waterflood.  This capital will be used to clean out and stimulate producers and injectors in the field used for extracting oil, natural gas and water and injecting water in secondary recovery methods, respectively.

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2019 relating to the leasehold acreage associated with the Underlying Properties. Developed acreage consists of acreage spaced or assigned to productive wells and does not include undrilled acreage held by production under the terms of the lease. Undeveloped acreage is defined as acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)
Permian Clearfork	1,952	1,825	649	609	2,601	2,434
Permian Abo	1,767	1,437	480	230	2,247	1,667
Permian Shelf	10,494	7,198	8,430	7,529	18,924	14,727
Permian Platform	4,880	1,598	6,738	2,571	11,618	4,169
Total	19,093	12,058	16,297	10,939	35,390	22,997

———————

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

Producing Wells Count

The table below summarizes the producing wells on the Underlying Properties as of December 31, 2019. Although many of these wells produce both oil and natural gas, a well is categorized as an oil well or a natural gas well based upon the ratio of oil to natural gas production. All wells in the table below are oil wells except for 4 gross (2.6 net) natural gas wells.

	Wells(1)
	Gross Wells(2)	Net Wells(3)
Permian Clearfork	63.0	58.9
Permian Abo	54.0	46.0
Permian Shelf	204.0	172.0
Permian Platform	164.0	49.4
Total	485.0	326.3

———————

(1)

Boaz Energy's total gross wells associated with the Underlying Properties include 323 operated wells 162 non-operated wells.

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

	Year Ended December 31,
	2019		2018		2017
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive	31.0	3.3	24.0	2.1	40.0	23.2
Dry holes	0	0	1.0	0.1	0	0
Exploratory Wells:
Productive	0	0	0	0	0	0
Dry holes	0	0	0	0	0	0
Total:
Productive	31.0	3.3	24.0	2.1	40.0	23.2
Dry holes	0	0	1.0	0.1	0	0

During 2019, there were 31 gross (3.3 net) producing wells and 0 injection wells drilled, and 3 producing wells converted into injection wells on the Underlying Properties. During 2018, there were 25 gross (2.2 net) producing wells and 0 injection wells drilled, and 0 producing wells converted into injection wells on the Underlying Properties. During 2017, there were 31 gross (14.4 net) producing wells and 9 injection wells drilled, and 19 producing wells converted into injection wells on the Underlying Properties. As of March 1, 2020, there were no producing wells in the process of being drilled.

On June 14, 2016 and December 14, 2017, Boaz Energy acquired certain oil and gas leasehold acreages located in the State of Texas and various other related rights, permits, contracts, equipment and other assets, known, respectively, as the Memorial Acquisition and the Crane Acquisition.  Revenues and direct operating expenses of the assets acquired in the Memorial Acquisition that are subject to the Net Profits Interest are referred to as the "Memorial Underlying Properties".  All of the assets acquired in the Crane County Acquisition are subject to the Net Profits Interest and are referred to as the “Crane County Underlying Properties”.

Oil and Natural Gas Production

The following table presents the oil and natural gas sales volumes, average sales prices and average costs per Boe for the Underlying Properties on a historical basis for the years ended December 31, 2019, 2018 and 2017 and on a pro forma basis for the year ended December 31, 2017. The pro forma combined operating data presented below for the year ended December 31, 2017 was prepared to give effect to the acquisition of the Crane County Underlying Properties as if such acquisition had occurred on January 1, 2017. All production derived from the Underlying Properties is from the Permian Basin.

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Pro Forma Year Ended December 31, 2017
Production volumes(1):
Oil (MBbls)	557.5	506.9	553.9	585.3
Natural Gas (MMcf)	605.4	562.8	296.9	571.6
Total (MBoe)	658.4	600.7	603.4	680.6
Average net daily production (Boe/d)	1,803.8	1,645.8	1,653.1	1,864.5
Average realized sales prices:
Oil ($/Bbl)	$51.06	$58.91	$47.57	$47.61
Natural gas ($/Mcf)	$2.14	$4.27	$3.94	$3.94
Average price per Boe	$45.44	$53.81	$45.61	$44.25
Average expenses per Boe:
Lease operating expense	$8.17	$7.26	$9.00	$8.82
Severance and ad valorem taxes	$4.01	$4.70	$3.61	$3.42
Total operating expenses per Boe	$12.18	$11.96	$12.61	$12.24

———————

(1)

Production from the Kingdom Clearfork field during the years ended December 31, 2019, 2018 and 2017 was 142, 191 and 197 MBoe, respectively, consisting of 140, 189 and 194.4, MBbls of oil, respectively, and 8.7, 13.6, and 15.6 MMcf of natural gas, respectively. Production from the Kingdom Abo field during the years ended December 31, 2019, 2018 and 2017 was 98, 109 and 110.9 MBoe, respectively, consisting solely of oil. Such fields are the only fields that contain 15% or more of the total proved reserves attributable to the Underlying Properties as of December 31, 2019, 2018 and 2017.

Production costs for oil and natural gas attributable to the Underlying Properties for the years ended December 31, 2019 and 2018, were as follows:

	Year Ended
	2019	2018
Costs
Severance Tax	$942,435	$1,515,691
Ad Valorem Tax	1,694,887	1,309,823
Lease Operating Expense	5,375,666	4,359,750
Development costs	6,842,669	2,781,854
Direct Operating Expense	2,214,828	1,426,474
Other	1,494,139	1,219,250
Total costs	$18,564,624	$12,612,842

Abandonment and Sale of Underlying Properties

Boaz Energy or any transferee has the right to abandon its interest in any well or property if Boaz Energy or such transferee, acting as a reasonable and prudent operator, believes a well or property ceases to produce or is not capable of, producing in commercially paying quantities. Upon termination of the lease, the portion of the Net Profits Interest relating to the abandoned property will be extinguished.

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

Item 3.  Legal Proceedings

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation seeks surface use damages and alleges violations of the terms of the leases, among other things. While it is not yet possible to estimate any potential loss or range of loss, Boaz Energy has advised the Trustee that it does not anticipate the litigation will materially affect the Trust. On January 3, 2020, Lawrence M. Marston joined the lawsuit as a plaintiff alleging surface damage claims against Blackbeard and Goodnight Midstream Permian, L.L.C., but not against the Trust.  On January 17, 2020, the Trust and the other defendants filed a motion for summary judgment, which would dispose of the claims against the Trust if granted.  The parties are working to reschedule depositions for April 2020 with a goal of arguing the motion for summary judgment by May 2020.  Pursuant to the current scheduling order, the parties are to mediate the case before April 17, 2020 (which may be extended by agreement).  Discovery is set to end on June 14, 2020 and the trial is set for September 14, 2020.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

The Trust units are listed on the New York Stock Exchange (“NYSE”) under the symbol “PRT.” On March 24, 2020, there were 12,165,732 Trust units outstanding held by 18 unitholders of record, including 6,250,000 held by beneficial owners whose shares are held in street name by brokers and nominees.

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

The Trust is required to make monthly cash distributions of substantially all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and any cash reserves, to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date. The Net Profits Interest is entitled to a share of the profits attributable to production. Boaz Energy typically receives payment for oil production 30 to 60 days after it is produced and for natural gas production 60 to 90 days after it is produced. The Trust is not subject to pre-set termination provisions based on a maximum volume of oil or natural gas to be produced or the passage of time. The amount of Trust revenues and cash distributions to Trust unitholders depends on, among other things:

•

volumes produced;

•

wellhead prices;

•

price differentials;

•

production and development costs;

•

potential reductions or suspensions of production; and

•

the amount and timing of Trust administrative expenses.

Oil prices have declined sharply during the first quarter of 2020 in response to the economic effects of the recent announcement of Saudi Arabia’s abandonment of output restraints and the COVID-19 pandemic. Continued low oil and gas prices on production from the Underlying Properties could cause (i) a reduction in the amount of net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders and (ii) a reduction in the amount of oil and natural gas that are economic to produce from the Underlying Properties.  As discussed below, all derivative contracts expired as of December 31, 2019 and the terms of the Conveyance prohibit Boaz Energy from entering into new hedging arrangements. Consequently, the amount of cash contributions to the Trust are subject to even greater fluctuation after December 31, 2019.

2019 Recap and 2020 Outlook

In 2019, Boaz Energy optimized waterflood operations, converted additional wells to injection wells where prudent and continued to participate in Permian Platform drilling proposed by non-operating partners. Boaz Energy completed two new wells operated by Boaz Energy in the Permian Clearfork area in 2019.  The first was completed in August 2019 and came on-line in September 2019.  The second new well reached total depth and came on-line in December 2019.

In 2020, Boaz Energy plans to implement a new waterflood in the Permian Platform area and optimize revenue on the Underlying Properties.

RESULTS OF OPERATIONS

Distributable Income

Years Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018
Net profits income	$10,439,020	$16,229,480
Interest income	10,640	9,305
Total revenue	10,449,660	16,238,785
Expenditures – general and administrative	(1,011,289)	(648,930)
Cash reserves	(600,000)	(0)
Distributable income	$8,838,371	$15,589,855
Distributable income per unit (12,165,732 Trust units)	$0.726501	$1.281456

The decrease in net profits income was primarily due to decreased oil and natural gas prices and increased development costs. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

Interest Income. Interest income increased slightly for the year ended December 31, 2019, as compared to the prior year, primarily due to cash reserves beginning in May 2019, and also due to the increased number of days invested in 2019 compared to 2018 when the Trust’s IPO was completed in May 2018 resulting in only seven months for interest income in the year ended December 31, 2018.

General and Administrative Expenditures. General and administrative expenditures increased for the year ended December 31, 2019, as compared to the prior year, primarily because the Trust’s IPO was completed in May 2018 resulting in only seven months of general and administrative expenditures in the year ended December 31, 2018.

Cash Reserves.  Pursuant to the Trust Agreement, the Trustee was authorized to begin retaining cash reserves for administrative expenses beginning in May 2019; therefore, no cash reserves were recorded for the year ended December 31, 2018.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the year ended December 31, 2019 were as follows:

Record Date	Payment Date	Distribution per Unit
January 31, 2019	February 14, 2019	$0.087678
February 28, 2019	March 14, 2019	0.040955
March 29, 2019	April 12, 2019	0.041582
April 30, 2019	May 14, 2019	0.054990
May 31, 2019	June 14, 2019	0.090091
June 28, 2019	July 15, 2019	0.072391
July 31, 2019	August 14, 2019	0.070041
August 30, 2019	September 16, 2019	0.070069
September 30, 2019	October 15, 2019	0.070014
October 31, 2019	November 15, 2019	0.040777
November 29, 2019	December 13, 2019	0.037331
December 31, 2019	January 15, 2020	0.050582
		$0.726501

Computation of Income from the Net Profits Interest Received by the Trust

The table below outlines the computation of income from the Net Profits Interest received by the Trust for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Underlying Properties sales volumes(1):
Oil (Bbl)	557,448	506,926
Natural gas (Mcf)(2)	605,432	562,757
NYMEX price:
Oil (per Bbl)	$55.69	$65.56
Natural gas (per MMBtu)	2.58	$3.10
Average realized sales price:
Oil (per Bbl)	$51.06	$58.91
Natural gas (per Mcf)	2.14	4.27

Calculation of net profits:
Gross profits:
Oil sales	$28,467,654	$29,935,072
Natural gas sales	1,298,094	2,391,358
Other revenue	151,013	132,233
Divestitures (Qualified De Minimis Sale)	0	234,341
Total gross profits	29,916,761	32,693,004
Costs:
Direct operating expenses:	2,214,828	1,426,474
Lease operating expenses	5,375,666	4,359,750
Severance and ad valorem taxes(3)	2,637,322	2,825,514
Development expenses	6,842,669	2,781,854
Other expenses	1,494,139	1,219,250
Total costs	(18,564,624)	(12,612,842)
Settlement of derivative contracts(4)	688,562	206,688
Net profits	12,040,699	20,286,850
Percentage allocable to Net Profits Interest	80%	80%
Net profits income (before capital reserve)	9,632,560	16,229,480
Capital Reserve(5)	0	0
Operator advance(6)	822,000	0
Net profits interest audit fee	(15,540)	0
Net profits income received by the Trust	$10,439,020	$16,229,480

———————

(1)

Annual sales volumes for 2019 reflect production volumes for November 2018 through October 2019.  Because the Trust’s first distribution in May 2018 reflected production from January and February of 2018, annual sales volumes for 2018 reflect production volumes for January 2018 through October 2018.

(2)

Sales volumes for natural gas include NGLs.

(3)

In calculating the previously reported monthly distribution for May 2019, Boaz Energy included a one-time severance tax refund of $0.29 million on its Terry County Clearfork waterflood. Boaz Energy has advised that the Texas Comptroller of Public Accounts denied the claim for that severance tax refund, and that Plains Pipeline, the purchaser of the production subject to that severance tax, offset the amount of the refunded severance tax against the payments otherwise due to Boaz Energy for the purchase of oil and gas during the month of June 2019. Boaz Energy nevertheless processed cash flows for the month of June as though Plains Pipeline had made payment in full for June 2019 and calculated the Net Profits Interest accordingly, such that Boaz Energy bore the cost of that severance tax pending the outcome of an administrative hearing on the controversy.  On February 10, 2020 the claim for the severance tax refund was approved. The reduction in severance tax attributable to the Terry County Clearfork waterflood will continue to be applicable.

(4)

Reflects gross cash proceeds from settlement of derivative contracts relating to production as discussed in Note 7 to consolidated financial statements and elsewhere in this Annual Report.

(5)

Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development expenses. Boaz Energy held back $553,000 net to the Trust in 2019.  Those accumulated reserves were subsequently expended as development costs in 2019 and therefore, the capital reserve net activity for 2019 is $0.

(6)

Boaz Energy advanced $822,000 net to the Trust to cover capital costs of a new well to be operated by Boaz Energy in Terry County as described in Note 4 to consolidated financial statements.

Years Ended December 31, 2019 and 2018

Important factors used in calculating the Trust’s net profits income include the volumes of oil and gas produced from the Underlying Properties and the realized prices received for the sale of those minerals, including natural gas liquids, as well as direct operating and development expenses.

Sales Volumes

Oil.  Oil sales volumes increased for the year ended December 31, 2019 as compared to the prior year. This was primarily due to the two additional production months included in the calculations for the year ended December 31, 2019 as compared to the prior year.

Natural Gas.  Natural gas sales volumes increased for the year ended December 31, 2019 as compared to the prior year. This was primarily due to the two additional production months included in the calculations for the year ended December 31, 2019 as compared to the prior year.

Sales Prices

Oil.  The average realized oil price per Bbl decreased for the year ended December 31, 2019 as compared to the prior year. The average realized oil price per Bbl for the year ended December 31, 2019 is primarily related to production from November 2018 through October 2019, when the average NYMEX price was $55.96 per Bbl.

Natural Gas. The average realized natural gas price per Mcf decreased for the year ended December 31, 2019 as compared to the prior year. The average realized natural gas price per Mcf for the year ended December 31, 2019 is primarily related to production from November 2018 through October 2019, when the average NYMEX price was $2.81 per Mcf. Boaz Energy reports that its natural gas pricing was affected in the Permian Basin where robust drilling activities have resulted in an oversupply of ethane and other natural gas liquids produced in conjunction with the oil and natural gas produced in those activities, requiring Boaz Energy to incur costs to dispose of those excess natural gas liquids.

Costs

Direct Operating Expenses.  Direct operating expenses increased for the year ended December 31, 2019 as compared to the prior year primarily due to the two additional production months included in the calculations for the year ended December 31, 2019 as compared to the prior year, as well as increased marketing costs attendant to the sale of ethane and other natural gas liquids during the second half of 2019.

Lease Operating Expenses.  Lease operating expenses increased for the year ended December 31, 2019 as compared to the prior year primarily due to the two additional production months included in the calculations for the year ended December 31, 2019 as compared to the prior year.  In addition, Boaz Energy reported that it was more active in conducting workovers during 2019.

Severance and Ad Valorem Taxes. Severance and ad valorem taxes decreased for the year ended December 31, 2019 as compared to the prior year primarily due to the severance tax refund discussed in footnote (3) above.

Development Expenses Related to the Underlying Properties. Development expenses related to the Underlying Properties increased for the year ended December 31, 2019 as compared to the prior year because of an increase in development activity during the year ended December 31, 2019, including two new wells in 2019, injector cleanouts and preparations for planned waterflooding. The increase was also because of the timing of the Conveyance and the Trust’s IPO in May 2018, which caused fewer months to be included in the 2018 calculations.

Other Expenses.  Other expenses increased for the year ended December 31, 2019 as compared to the prior year, primarily because of two additional months being used in the calculation for 2019.

Capital Reserve and Operator Advance. Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development expenses.  Boaz Energy held back $553,000 net to the Trust in 2019.  Those accumulated reserves were expended in 2019 for development costs of a new well to be operated by Boaz Energy in Terry County, as well as an additional $822,000 net to the Trust of funds advanced by Boaz Energy in 2019. Boaz Energy reported that the advancement would be recouped in the calculation of the Net Profits Interest in 2020.  As of March 20, 2020, Boaz Energy reported that $742,000 had been recouped and that it anticipates the balance of $80,000 net to the Trust will be recouped in development expenses over the next one to two months.

Derivative Contracts

Income from the Net Profits Interest is exposed to fluctuations in energy prices in the normal scope of business. To mitigate the negative effects of a possible decline in oil prices on distributable income to the Trust, Boaz Energy entered into derivative put option contracts with respect to approximately 100% of expected oil production attributable to the Net Profits Interest during 2018 and 76% of such production during 2019. These derivative contracts consisted of put option contracts with strike prices of $60 per barrel in 2018 and $50 per barrel in 2019. Boaz Energy believes that these put option contracts provided downside protection to the Trust in the event spot prices for crude oil declined below the applicable strike price, while still allowing the Trust to benefit from increasing crude oil prices. If prices for crude oil as quoted on NYMEX declined below the applicable strike prices, Boaz Energy could exercise its put option and would receive payment generally equal to the difference between the applicable strike price and the market price for crude oil at the time of exercise, multiplied by the notional quantity of crude oil hedged under the applicable put option contract being exercised. These contracts expired as of December 31, 2019, and after December 31, 2019, Boaz Energy no longer hedges any of the production attributable to the Underlying Properties.

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

Administrative expenses include the Trustee and Delaware Trustee fees, accounting, engineering, legal, tax advisory and other professional fees, and tax reporting and distribution expenses. The Trust is also responsible for paying other expenses incurred as a result of being a publicly traded entity, including costs associated with annual, quarterly and current reports to the SEC, New York Stock Exchange listing fees, independent auditor fees and registrar and transfer agent fees. If the Trustee determines that cash on hand and cash to be received in respect of the Net Profits Interest are, or will be, insufficient to cover the Trust’s liabilities and expenses, the Trustee may cause the Trust to borrow funds to pay liabilities of the Trust. Pursuant to the Trust Agreement, the Trustee is authorized beginning May 2019 to retain cash from the distributions it receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust. Boaz Energy provided the Trust with a $1.0 million Letter of Credit that could be drawn by the Trust to pay its administrative expenses. The Trustee continues to retain cash from distributions in such amount as the Trustee determines but not less than $25,000 per month or more than $100,000 per month until the reserve described in clause (i) equals or exceeds $1.0 million, at which time, the Trustee is required to release the Letter of Credit.  As of December 31, 2019, the Trustee had retained $600,000 in cash reserves, and as of March 19, 2020, the Trustee had retained $900,000 in cash reserves.  The Trustee expects to have retained an aggregate of $1.0 million before the end of April 2020. As of March 19, 2020, the Letter of Credit, which will expire on May 2, 2020, has been decreased by the amount of the $900,000 cash reserves, and the current available amount of the Letter of Credit now totals $100,000.

If the Trustee causes the Trust to borrow funds, or if the Trustee draws on the Letter of Credit being provided by Boaz Energy, the Trust unitholders will not receive distributions until the borrowed funds or the amount drawn, as applicable, are repaid.

Boaz Energy Capital Expenditure Budget

Boaz Energy’s estimated 2020 capital budget for the Underlying Properties is $2 million, of which approximately $800,000 has been expended as of March 30, 2020.  Based on current oil and gas prices, there are no significant capital projects planned for the remainder of 2020.  The majority of what has been spent so far in 2020 is attributable to properties not operated by Boaz Energy.  Boaz Energy anticipates some capital expenditure on waterflood projects and workovers in Crane County which is included in the $2 million estimate.  The estimate is subject to change based on, among other things, changes in the price of oil and natural gas, including the impact of the COVID-19 outbreak on such prices, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

Boaz Energy’s capital expenditure by the end of 2019 was updated to $7.0 million.

Off-Balance Sheet Arrangements

As of December 31, 2019, the Trust had no off-balance sheet arrangements.

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

Impairment of Net Profits Interest. The Net Profits Interest in oil and natural gas properties is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. During the year ended December 31, 2019, the Trust did not recognize any impairment of the Net Profits Interest. Future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated market pricing could result in recognition of impairment in future periods.

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

Item 8.  Financial and Supplementary Data

Financial Statements.  The following documents are filed as part of the Trust’s financial statements for the year ended December 31, 2019:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unitholders of PermRock Royalty Trust and
Simmons Bank, Trustee

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying statements of assets, liabilities, and trust corpus of PermRock Royalty Trust (the Trust) as of December 31, 2019 and 2018, and the related statements of distributable income and changes in trust corpus for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2019 and 2018, and the distributable income and changes in trust corpus for the year then ended, in conformity with the modified cash basis of accounting, as described in Note 2 to the financial statements.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

BASIS OF ACCOUNTING

As described in Note 2 to the financial statements, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

WEAVER AND TIDWELL, L.L.P.

We have served as the Trust’s auditor since 2018.

Austin, Texas
March 30, 2020

Weaver and Tidwell, L.L.P.
1601 South MoPac Expressway, Suite D250 | Austin, Texas 78746

Main: 512.609.1900

CPAS AND ADVISORS | WEAVER.COM

Statement of Assets, Liabilities, and Trust Corpus

	December 31
	2019	2018
ASSETS
Cash and Short-Term Investments	$1,215,386	$1,394,128
Receivable	0	10
Net Profits Interests	89,043,803	92,186,166
TOTAL	$90,259,189	$93,580,304

	December 31
	2019	2018
LIABILITIES & TRUST CORPUS
Distribution Payable to Unitholders	$615,386	$1,394,128
Cash Reserves	600,000	0
Trust Corpus – 12,165,732 Trust Units Issued and Outstanding	89,043,803	92,186,176
TOTAL	$90,259,189	$93,580,304

These Financial Statements should be read in conjunction with the accompanying
Notes to Financial Statements included herein.

Statements of Distributable Income

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net Profits Income	$10,439,020	$16,229,480
Interest Income	10,640	9,305
Total Revenue	10,449,660	16,238,785
Expenditures – General and Administrative	(1,011,289)	(648,930)
Cash Reserves	(600,000)	0
Distributable Income	$8,838,371	15,589,855
Distributable Income per Unit – 12,165,732 Trust Units Issued and Outstanding	$0.726501	$1.281456

These Financial Statements should be read in conjunction with the accompanying
Notes to Financial Statements included herein.

Statements of Changes in Trust Corpus

	Year Ended December 31, 2019	Year Ended December 31, 2018
Trust Corpus, Beginning of Period	$92,186,176	$10
Conveyance of Net Profits Interest	0	95,809,136
Amortization of Net Profits Interest	(3,142,373)	(3,622,970)
Distributable Income	8,838,371	15,589,855
Distributions Declared	(8,838,371)	(15,589,855)
Trust Corpus, End of Period	$89,043,803	$92,186,176

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

In May 2018, Boaz Energy completed an initial public offering of 6,250,000 of the total of 12,165,732 Trust units outstanding, retaining ownership of the remaining 5,915,732 Trust units.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

d.

Risks and Uncertainties.

The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depends on numerous factors beyond the Trust’s control such as economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future.

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

4.

Cash Reserves

Pursuant to the Trust Agreement, beginning in May 2019, the Trustee was authorized to begin retaining cash from the distributions the Trust receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust.  Boaz Energy provided the Trust with a $1.0 million letter of credit (the “Letter of Credit”) that could be drawn by the Trust to pay administrative expenses of the Trust.  The Trustee continues to retain cash from distributions in such amount as the Trustee determines but not less than $25,000 per month or more than $100,000 per month until the reserve described in clause (i) equals or exceeds $1.0 million, at which time, the Trustee is required to release the Letter of Credit.  Cash reserves held by the Trustee for administrative expenses totaled $600,000 as of December 31, 2019 and $900,000 as of March 19, 2020. The Trustee expects to have retained an aggregate of $1.0 million before the end of April 2020.  As of March 19, 2020, the Letter of Credit, which will expire on May 2, 2020, has been decreased by the amount of the $900,000 cash reserves, and the current available amount of the Letter of Credit now totals $100,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development expenses.  Boaz Energy held back $553,000 net to the Trust in 2019.  Those accumulated reserves were expended in 2019 for development costs of a new well to be operated by Boaz Energy in Terry County, as well as an additional $822,000 net to the Trust of funds advanced by Boaz Energy in 2019.  Boaz Energy reported that the $822,000 advancement would be recouped in the calculation of the Net Profits Interest in 2020.  As of March 20, 2020, Boaz Energy reported that $742,000 has been recouped and the balance of $80,000 net to the Trust will be recouped in development expenses over the next one to two months.

5.

Distributions to Unitholders

The Trust makes monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and any cash reserves, to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Based on 12,165,732 Trust units outstanding at each date listed below, the monthly per unit distributions during the year ended December 31, 2019 were as follows:

Record Date	Payment Date	Distribution per Unit
January 31, 2019	February 14, 2019	$0.087678
February 28, 2019	March 14, 2019	0.040955
March 29, 2019	April 12, 2019	0.041582
April 30, 2019	May 14, 2019	0.054990
May 31, 2019	June 14, 2019	0.090091
June 28, 2019	July 15, 2019	0.072391
July 31, 2019	August 14, 2019	0.070041
August 30, 2019	September 16, 2019	0.070069
September 30, 2019	October 15, 2019	0.070014
October 31, 2019	November 15, 2019	0.040777
November 29, 2019	December 13, 2019	0.037331
December 31, 2019	January 15, 2020	0.050582
		$0.726501

6.

Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee and Delaware Trustee.  The Delaware Trustee’s annual fee is $4,000. In 2019, the Trustee received $183,600 for the period from January through December 2019. For 2020, the Trustee’s annual administrative fee will be $189,072.  The Trustee’s annual administrative fee will increase at a rate of 3% per year for the first three years of the Trust’s existence, increase at a rate of 2% per year for the following two years, then increase at a rate of 1% per year until the 20th anniversary of the Trust’s formation and then remain flat thereafter. These costs of the Trust, which are included in administration expenses, are deducted by the Trust before distributions are made to Trust unitholders.

Agreements with Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy.  As of March 30, 2020, Boaz Energy owned 5,878,332 Trust units of the 12,165,732 Trust units issued and outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.

Derivative Contracts

Boaz Energy previously entered into derivative contracts with respect to approximately 100% of expected oil production attributable to the Net Profits Interest during 2018 and 76% of such production during 2019, which were intended to mitigate the negative effects of a decline in oil prices on distributable income to the Trust.  These derivative contracts consisted of put option contracts with strike prices of $60 per barrel in 2018 and $50 per barrel in 2019. These contracts have expired and after December 31, 2019, Boaz Energy no longer hedges any of the production attributable to the Underlying Properties.

8.

Certain Contracts

The Trust is not a party to any purchase, gathering, or processing contracts.  Boaz Energy and other outside operators are parties to oil and natural gas sales contracts. For the year ended December 31, 2019, Boaz Energy reports that Phillips 66, Plains All American Pipeline, Energy Transfer Partners. and Blackbeard Operating LLC accounted for 29.57%, 26.37%, 13.85% and 10.81%, respectively, of total oil and natural gas revenues, and that no other purchaser accounted for 10% or more of the total revenue of the Underlying Properties. Boaz Energy does not believe that the loss of any of these parties as a purchaser of crude oil or natural gas production from the Underlying Properties would have a material impact on the business or operations of Boaz Energy or the Underlying Properties because of the large number of marketing firms and competitive nature of oil and gas purchasers in the Permian Basin.

9.

Significant Customers

Information as to significant purchasers of oil and gas production attributable to the Trust’s economic interests is included in Note 8, above.

10.

Development Costs

Boaz Energy’s original 2019 capital expenditure estimate was $4.0 million. That budget was revised in the second quarter of 2019 to $5.0 million, and again in the third quarter of 2019 to $7.0 million.  The increased capital expenditures were due to increased drilling activity in Terry County, implementation of new waterflood patterns in the Kingdom Clearfork and Permian Platform areas, and the completion of two new wells operated by Boaz Energy in the Permian Clearfork.

Boaz Energy’s estimated 2020 capital budget for the Underlying Properties is $2 million, of which approximately $800,000 has been expended as of March 30, 2020.  The majority of what has been spent so far in 2020 is attributable to properties not operated by Boaz Energy.  Based on current oil and gas prices, there are no significant capital projects planned for the remainder of 2020.  The majority of what has been spent so far in 2020 is attributable to properties not operated by Boaz Energy.  Boaz Energy anticipates some capital expenditure on waterflood projects and workovers in Crane County which is included in the $2 million estimate.  The estimate is subject to change based on, among other things, changes in the price of oil and natural gas, including the impact of the COVID-19 outbreak on such prices, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

11.

Settlements and Litigation

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants.  The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC.  The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases.  The litigation seeks surface use damages and alleges violations of the terms of the leases, among other things. While it is not yet possible to estimate any potential loss or range of loss, Boaz Energy has advised the Trustee that it does not anticipate the litigation will materially affect the Trust.  On January 3, 2020, Lawrence M. Marston joined the lawsuit as a plaintiff alleging surface damage claims against Blackbeard and Goodnight Midstream Permian, L.L.C., but not against the Trust.  On January 17, 2020, the Trust and the other defendants filed a motion for summary judgment, which would dispose of the claims against the Trust if granted.  The parties are working to reschedule depositions for April 2020 with a goal of arguing the motion for summary judgment by May 2020.  Pursuant to the current scheduling order, the parties are to mediate the case before April 17, 2020 (which may be extended by agreement).  Discovery is set to end on June 14, 2020 and the trial is set for September 14, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In calculating the previously reported monthly distribution for May 2019, Boaz Energy included a one-time severance tax refund of $0.29 million on its Terry County Clearfork waterflood.  Boaz Energy has advised the Trustee that the Texas Comptroller of Public Accounts denied the claim for that severance tax refund, and that Plains Pipeline, the purchaser of the production subject to that severance tax, has offset the amount of the refunded severance tax against the payments otherwise due to Boaz Energy for the purchase of oil and gas during the month of June 2019.  Boaz Energy nevertheless processed cash flows for the month of June as though Plains Pipeline had made payment in full for June 2019 and calculated the Net Profits Interest accordingly, such that Boaz Energy bore the cost of that severance tax pending the outcome of an administrative hearing on the controversy.  On February 10, 2020 the claim for the severance tax refund was approved so the reduction in severance tax attributable to the Terry County Clearfork waterflood will continue to be applicable.

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

The following table presents a reconciliation of proved reserve quantities attributable to the Trust as of the dates indicated below:

	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Balance, Proved Reserves as of December 31, 2017	6,583	4,787	7,381
Revisions of previous estimates	(785)	(671)	(897)
Extensions, discoveries and other additions	122	155	148
Production	(268)	(281)	(315)
Balance, Proved Reserves as of December 31, 2018	5,652	3,990	6,318
Revisions of previous estimates	(1,421)	(878)	(1,568)
Extensions, discoveries and other additions	509	133	531
Production	(188)	(199)	(221)
Balance, Proved Reserves as of December 31, 2019	4,552	3,046	5,060
Proved developed reserves:
December 31, 2017	4,953	3,263	5,497
December 31, 2018	3,097	2,226	3,467
December 31, 2019	2,286	1,928	2,607
Proved undeveloped reserves:
December 31, 2017	1,630	1,524	1,884
December 31, 2018	2,556	1,764	2,850
December 31, 2019	2,266	1,118	2,452

Extensions and discoveries.  During the year ended December 31, 2019, 31 gross wells (3.3 net) were drilled in the Permian Platform area.  Extensions and discoveries included 531 MBoe of proved developed and undeveloped reserves that were a result of 2019 drilling activity in the Kingdom Clearfork Field and the Permian Platform area by working interest partners.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2018, there were 25 gross (2.2 net) wells drilled.  Extensions included approximately 148 MBoe of proved developed and undeveloped reserves that were a result of working interest partners’ drilling wells not classified in the year ending December 31, 2017.

Revisions of previous estimates.  During the year ended December 31, 2019, revisions of previous estimates decreased oil reserves by 25%, primarily due to a decrease in the average oil price used to estimate future net reserves. The NYMEX average oil price of $55.69 per Bbl used to determine reserves as of December 31, 2019 was 15% lower than the $65.56 per Bbl used to determine reserves as of December 31, 2018. Revisions in the proved undeveloped reserves were also reduced due to added capital expenditures to several waterfloods in the Permian Clearfork. Boaz Energy has estimated that an additional $3,000,000 of capital for waterflood conformance work is required to capture these reserves and maintain an efficient and uniform waterflood.  This capital will be used to clean out and stimulate producers and injectors in the field used for extracting oil, natural gas and water and injecting water in secondary recovery methods, respectively.

During the year ended December 31, 2018, revisions of previous estimates decreased oil reserves by 12%, primarily due to a negative revision of 1,830 MBoe in proved developed reserves in the Permian Basin Clearfork area as a result of waterflood conformance requirements in one of the waterfloods in Terry County, which was partially offset by an increase in the average oil price used to estimate future net reserves.  The NYMEX average oil price of $65.56 per Bbl used to determine reserves as of December 31, 2018 was 28% higher than the $51.34 per Bbl average NYMEX oil price as of December 31, 2017.

Production.  During the year ended December 31, 2019, production decreased oil reserves by 315 MBoe.

During the year ended December 31, 2018, production decreased oil reserves by 221 MBoe.

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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust was as follows as of the dates indicated (in thousands):

	December 31, 2019	December 31, 2018
Future costs	$0	$0
Future net cash flows	232,379	346,569
Discount of future net cash flows at 10%	(117,827)	(180,774)
Standardized measure of discounted future net cash flows	$114,552	$165,795

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the periods indicated (in thousands):

	Total
	2019	2018
Balance at the beginning of the period(1)	$165,795	$161,301	(2)
Net change in prices and production costs	(22,498)	32,164
Net change in future development costs	0	0
Sales of oil and natural gas, net of production costs	(10,400)	(16,612
Extensions and discoveries	14,681	4,234
Purchase of reserves	0	0
Divestiture of reserves	0	(6
Revisions of previous quantity estimates	(39,734)	(19,901
Previously estimated development costs incurred	0	0
Net change in income taxes	0	0
Accretion of discount	16,579	16,130
Changes in timing and other	(9,871)	(11,515)
Balance at the end of the period (December 31)	$114,552	$165,795

———————

(1)

Balance is as of December 31 of the previous year.

(2)

The Conveyance was effective as of January 1, 2018; however, the balance is presented as of December 31, 2017.

For 2019, $2.58 per MMBtu of natural gas and $55.69 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of Henry Hub natural gas and WTI oil.

For 2018, $3.10 per MMBtu of natural gas and $65.56 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of Henry Hub natural gas and WTI oil.

For 2017, $2.98 per MMBtu of natural gas and $51.34 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of Henry Hub natural gas and WTI oil.

13.

Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the year ended December 31, 2019:

2019	Net Profits Income	Distributable Income	Distributable Income Per Unit
First Quarter	$2,323,209	$2,070,802	$0.170215
Second Quarter	3,140,783	2,645,711	0.217472
Third Quarter	2,950,430	2,556,326	0.210124
Fourth Quarter	2,024,598	1,565,532	0.128690
Total	$10,439,020	$8,838,371	$0.726501

14.

Subsequent Events

On January 21, 2020, the Trust declared a cash distribution of $0.032164 per Trust unit to unitholders of record as of January 31, 2020. The distribution was paid on February 14, 2020.

On February 18, 2020, the Trust declared a cash distribution of $0.051115 per Trust unit to unitholders of record as of February 28, 2020. The distribution was paid on March 13, 2020.

On March 20, 2020, the Trust declared a cash distribution of $0.014951 per Trust unit to unitholders of record as of March 31, 2020. The distribution will be paid on or about April 14, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 3, 2020, Lawrence M. Marston joined the lawsuit as a plaintiff alleging surface damage claims against Blackbeard and Goodnight Midstream Permian, L.L.C., but not against the Trust.  On January 17, 2020, the Trust and the other defendants filed a motion for summary judgment, which would dispose of the claims against the Trust if granted.  The parties are working to reschedule depositions for April 2020 with a goal of arguing the motion for summary judgment by May 2020.  Pursuant to the current scheduling order, the parties are to mediate the case before April 17, 2020 (which may be extended by agreement).  Discovery is set to end on June 14, 2020 and the trial is set for September 14, 2020.

On February 10, 2020 the claim for the one-time severance tax refund of $0.29 million on Boaz Energy’s Terry County Clearfork waterflood was approved by the Texas Comptroller of Public Accounts so the reduction in severance tax attributable to the Terry County Clearfork waterflood will continue to be applicable.  See Note 11 to Consolidated Financial Statements for additional information.

As of March 20, 2020, Boaz Energy reported that it had recouped $742,000 of the $822,000 net to the Trust it advanced to the Trust in 2019 to cover development costs and the balance of $80,000 net to the Trust will be recouped in development expenses over the next one to two months.  See Note 4 of these Notes to Consolidated Financial Statements for additional information on cash reserves.

In each of January, February and March 2020, the Trustee retained $100,000 from the net profits income the Trust receives from Boaz Energy such that the cash reserves described in Note 4 of these Notes to Consolidated Financial Statements totaled $900,000 as of March 19, 2020. The Trustee expects to retain an additional $100,000 from the net profits income in April 2020 for an aggregate cash reserve of $1.0 million.

In March 2020, the failure of an alliance between the Saudi Arabia-led Organization of Petroleum Exporting Countries and Russia to reach an agreement on oil production volumes resulted in what is widely referred to in the media as a “price war.”  Also in March 2020, the World Health Organization made the assessment that COVID-19 can be characterized as a pandemic.  The price war and the declaration of the pandemic have resulting in a sharp fall in global oil prices.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Trustee conducted an evaluation of the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this annual report. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of December 31, 2019, that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Boaz Energy.

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

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Boaz Energy.

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

Code of Ethics

Because the Trust has no employees, it does not have its own code of ethics.  Employees of the Trustee, Simmons Bank, must comply with the bank’s standards of conduct, a copy of which will be provided to unitholders without charge, upon request made to Simmons Bank, Trustee, P.O. Box 470727, Fort Worth, Texas 76147, Attention:  Lee Ann Anderson.

Item 11.  Executive Compensation

The Trust does not have any executive officers, directors or employees. The Trust does not have a board of directors, and it does not have a compensation committee. Pursuant to the Trust Agreement, the Trust pays an annual administrative fee to the Trustee of $180,000 per year subject to escalation, as described in Note 6. Administrative fees paid to the Trustee in 2019 were $183,600. Administrative fees paid to the Trustee in 2018 for May through December 2018 were $120,000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a)

Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of the Trust units as of March 30, 2020 by each person who, to the Trustee’s knowledge, beneficially owns more than 5% of the outstanding Trust units.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Boaz Energy II, LLC 201 West Wall Street, Suite 421 Midland, Texas 79701	Trust units	5,878,332	48.3%

Pursuant to Schedule 13D filed with the SEC and dated May 4, 2018, Boaz Energy indicated it was then the sole record and beneficial owner of 5,915,732 Trust units and had sole voting and dispositive power over all the Trust units. By virtue of their respective ownership of 61.213% and 33.777% of the limited liability company interests in Boaz Energy, two Boaz Energy affiliates (NGP X US Holdings, LP and NGP Boaz Energy II Co-Invest, LLC (the “Boaz Energy Affiliates”) and their respective indirect owners, 5221 N. O’Connor Blvd., Suite 1100, Irving, Texas 75039) may be deemed to indirectly beneficially own all or some portion of such Trust units then owned directly by Boaz Energy and may be deemed to share voting and dispositive power over such Trust units. NGP Energy Capital Management, L.L.C. (“NGP ECM”) has been delegated full power and authority to manage the Boaz Energy Affiliates and, accordingly, NGP ECM may be deemed to be the beneficial owner of these Trust units and may also be deemed to share voting and dispositive power over these Trust units.

(b)

Security Ownership of Trustee.

As of March 30, 2020, Simmons Bank has no beneficial ownership of or power to vote any of the outstanding Trust units.

(c)

Changes in Control.

The Trustee knows of no arrangement, including any pledge by any person of securities of the Trust or any of its parents, the operation of which may at a subsequent date result in a change of control of the Trust.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Trustee Administrative Fee. In 2018, the Trust paid the Trustee $120,000 in administrative fees for May through December 2018.  In 2019, the Trust paid the Trustee $183,600 in administrative fees.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $180,000 subject to escalation as described in Note 6 to the Trustee and $4,000 to the Delaware Trustee.

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

The following table presents fees for professional audit services rendered by Weaver and Tidwell, L.L.P. for the audit of the Trust’s financial statements for 2019 and 2018 and fees billed for other services rendered by Weaver and Tidwell, L.L.P.

	2019	2018
Audit fees(1)	$66,800	$31,300
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total fees	$66,800	$31,300

———————

(1)

Fees for audit services in 2019 and 2018 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

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

4.1	Description of Trust units.
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

———————

*

Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.

Item 16.  Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERMROCK ROYALTY TRUST

By: Simmons Bank, as Trustee

By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Senior Vice President
Date: March 30, 2020

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