Form 10-Q
period 2020-03-31
PermRock Royalty Trust
filed 2020-05-15
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 001-38472

———————

PERMROCK ROYALTY TRUST

(Exact name of registrant as specified in the

Amended and Restated Trust Agreement of PermRock Royalty Trust)

———————

Delaware	82-6725102
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

Simmons Bank, Trustee

P.O. Box 470727

Fort Worth, Texas 76147

 (Address of Principal Executive Offices) (Zip Code)

(855) 588-7839

(Registrant’s telephone number, including area code)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest	PRT	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

As of May 15, 2020, 12,165,732 trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

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

GAAP	United States generally accepted accounting principles.
MBbl	One thousand barrels of crude oil or condensate.
MBoe	One thousand barrels of crude oil equivalent.
Mcf	One thousand cubic feet (of natural gas).
MMBtu	One million Btus (of natural gas).
MMcf	One million cubic feet (of natural gas).
natural gas liquids (NGL)	Those hydrocarbons that are separated from the gas as liquids through the process of absorption, condensation, or other methods in gas processing or cycling plants.
net acres	The sum of the fractional working interests owned by a given operator in gross acres.
net profits	Gross profits received by Boaz Energy from the sale of production from the Underlying Properties, less applicable costs, as provided in the Conveyance.
net profits income	Net profits multiplied by the net profits percentage of 80%, which is paid to the Trust by Boaz Energy. “Net profits income” is referred to as “royalty income” for tax reporting purposes.
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

ii

PART I. – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The condensed financial statements included herein are presented without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, and Simmons Bank, as Trustee (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading.  These condensed interim financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s 2019 Annual Report on Form 10-K (“2019 Annual Report”).  In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and Trust corpus of PermRock Royalty Trust at March 31, 2020 and December 31, 2019, and the distributable income and changes in Trust corpus for the three-month periods ended March 31, 2020 and March 31, 2019 have been included.  Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2020 (unaudited)	December 31, 2019
ASSETS
Cash and short-term investments	$1,081,905	$1,215,386

Net Profits Interest(1)	88,578,755	89,043,803
TOTAL ASSETS	$89,660,660	$90,259,189
LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$181,915	$615,386
Cash reserves(2)	900,000	600,000
Trust corpus	88,578,755	89,043,803
TOTAL LIABILITIES AND TRUST CORPUS	$89,660,660	$90,259,189

(1)	See Note 2 to condensed financial statements for further discussion of the Net Profits Interest.

(2)

The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Net profits income	$1,754,255	$2,323,209
Interest income	3,073	3,117
Total revenue	$1,757,328	$2,326,326
Expenditures – general and administrative	(262,264)	(255,524)
Interest received but not distributed	0	0
Cash reserves (1)	(300,000)	0
Distributable income	$1,195,064	$2,070,802
Distributable income per unit (2)	$0.098230	$0.170215

(1)

The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.

(2)	Based on 12,165,732 Trust units issued and outstanding as of March 31, 2020.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Trust corpus, beginning of period	$89,043,803	$92,186,176

Amortization of Net Profits Interest	(465,048)	(657,554)
Distributable income	$1,195,064	$2,070,802
Distributions declared	(1,195,064)	(2,070,802)
Trust corpus, end of period	$88,578,755	$91,528,622

The accompanying notes are an integral part of the condensed consolidated financial statements.

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

PERMROCK ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

The accompanying unaudited financial statements have been prepared by the Trust in accordance with the accounting policies stated in the audited financial statements and notes of the Trust thereto included in the Trust’s 2019 Annual Report and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements.

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

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee began retaining cash from the distributions the Trust receives to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. The Trustee is authorized to retain cash reserves (i) in an amount not to exceed $1.0 million at any one time and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 per month or more than $100,000 per month. Boaz Energy provided the Trust with a $1.0 million letter of credit (the “Letter of Credit”) that could be drawn by the Trust to pay administrative expenses of the Trust until such time as the Trust’s cash reserves equaled or exceeded $1.0 million, at which time, the Trustee was required to release the Letter of Credit. Cash reserves held by the Trustee for administrative expenses totaled $900,000 as of March 31, 2020, and the Letter of Credit was decreased effective March 19, 2020 by the amount of the $900,000 cash reserves such that the amount of the Letter of Credit was $100,000. In April 2020, the Trust’s cash reserves reached $1,000,000 and therefore the Letter of Credit expired as of May 2, 2020.

PERMROCK ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development or operating expenses. In February and March 2020, Boaz Energy held back $500,000 net to the Trust and $242,000 net to the Trust, respectively. Those funds were applied against the balance of funds previously advanced by Boaz Energy in 2019. As of March 31, 2020, the balance of funds previously advanced by Boaz Energy was $80,000. Boaz Energy then held back $305,502 net to the Trust in April 2020, which was applied as recoupment of the $80,000 net to the Trust balance of previously advanced funds, plus $225,502 net to the Trust for future taxes and development or operating expenses.

5.	Distributions to Unitholders

The Trust makes monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and any cash reserves, to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended March 31, 2020 were as follows:

Record Date	Payment Date	Distribution per Unit
January 31, 2020	February 14, 2020	$0.032164
February 28, 2020	March 13, 2020	0.051115
March 31, 2020	April 14, 2020	0.014951
		$0.098230

6.	Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee and the Delaware Trustee. The Delaware Trustee’s annual fee is $4,000. For 2020, the Trustee’s annual administrative fee is $189,072. The Trustee’s annual administrative fee will increase at a rate of 3% per year for the first three years of the Trust’s existence, increase at a rate of 2% per year for the following two years, then increase at a rate of 1% per year until the 20th anniversary of the Trust’s formation and then remain flat thereafter. These costs of the Trust, which are included in administration expenses, are deducted by the Trust before distributions are made to Trust unitholders.

Agreements with Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. As of March 31, 2020, Boaz Energy owned 5,878,332 Trust units of the 12,165,732 Trust units issued and outstanding.

7.	Derivative Contracts

Income from the Net Profits Interest is exposed to fluctuations in energy prices in the normal scope of business. To mitigate the negative effects of a possible decline in oil prices on distributable income to the Trust, Boaz Energy entered into derivative put option contracts with respect to approximately 100% of expected oil production attributable to the Net Profits Interest during 2018 and 76% of such production during 2019. These derivative contracts consisted of put option contracts with strike prices of $60 per barrel in 2018 and $50 per barrel in 2019. Boaz Energy believed that these put option contracts provided downside protection to the Trust in the event spot prices for crude oil declined below the applicable strike price, while still allowing the Trust to benefit from increasing crude oil prices. If prices for crude oil as quoted on NYMEX declined below the applicable strike prices, Boaz Energy could exercise its put option and receive payment generally equal to the difference between the applicable strike price and the market price for crude oil at the time of exercise, multiplied by the notional quantity of crude oil hedged under the applicable put option contract being exercised. These contracts expired as of December 31, 2019, and after December 31, 2019 none of the production attributable to the Underlying Properties is hedged.

For the three months ended March 31, 2019, there was $688,562 ($550,850 net to the Trust) in cash proceeds from the settlement of derivative contracts. Because the derivative contracts have since expired, there were no cash proceeds from settlement of derivative contracts during the three months ended March 31, 2020

PERMROCK ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8.	Development Costs

Boaz Energy’s estimated 2020 capital budget for the Underlying Properties is $2 million, of which approximately $800,000 has been expended as of March 31, 2020. The majority of what has been spent so far in 2020 is attributable to properties not operated by Boaz Energy. Based on current oil and gas prices, Boaz Energy has informed the Trustee that it is not planning any new wells or other significant capital projects for the remainder of 2020, other than waterflood projects and workovers principally in the Permian Platform area, the costs of which are included in the $2 million estimate. The estimated 2020 capital budget is subject to change based on, among other things, changes in the price of oil and natural gas, the impact of the COVID-19 pandemic on prices and economic activity, Boaz Energy’s actual capital requirements, capital expenditure requirements of third-party operators, the pace of regulatory approvals and the mix of projects.

9.	Settlements and Litigation

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation seeks surface use damages and alleges violations of the terms of the leases, among other things. While it is not yet possible to estimate any potential loss or range of loss, Boaz Energy has advised the Trustee that it does not anticipate the litigation will materially affect the Trust. On January 3, 2020, Lawrence M. Marston joined the lawsuit as a plaintiff alleging surface damage claims against Blackbeard and Goodnight Midstream Permian, L.L.C., but not against the Trust. On January 17, 2020, the Trust and the other defendants filed a motion for summary judgment, which would dispose of the claims against the Trust if granted. Mediation set for April 2020 did not occur and a hearing on the summary judgment motion was cancelled due to closures related to COVID-19. However, all parties have now served their expert reports.

10.	Subsequent Events

On April 20, 2020, the Trust declared there would be no cash distribution to record unit holders as of April 30, 2020 based upon production during the month of February 2020.

In April 2020, Boaz Energy held back $305,502 net to the Trust. The capital hold back included $80,000 net to the Trust in recoupment of previously advanced amounts plus $225,502 net to the Trust for future capital expenditures.

In April 2020, the Trustee retained $100,000 from net profits income for cash reserves such that the Trust’s cash reserves totaled $1,000,000. The Letter of Credit provided by Boaz Energy was to expire at such time as the Trust’s cash reserves reached $1,000,000, and therefore, the Letter of Credit expired as of May 2, 2020.

In April and May of 2020, the unfavorable oil and natural gas price environment continued. The Trustee cannot predict the long-term impact on the Trust, however it is likely that there will be additional months in 2020 when the Trust will not declare distributions to unitholders.

ITEM 2.

TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the Trust’s unaudited condensed financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the Trust’s audited financial statements and the accompanying notes included in the Trust’s 2019 Annual Report.

Cautionary Statement Regarding Forward Looking Statements

Certain information included in this Quarterly Report contains, and other materials filed or to be filed by the Trust with the SEC (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements, including without limitation statements under this “Trustee’s Discussion and Analysis of Financial Conditions and Results of Operations” and all statements regarding Boaz Energy and Simmons Bank’s (as Trustee of the Trust) expectations, beliefs and plans regarding the following: (i) capital projects, timing and estimated costs, and the resulting impact of those activities on the computation of the Net Profits Interest; (ii) continued optimization of waterflood operations and converting additional wells to injection wells; (iii) Boaz Energy’s estimated capital expenditures; (iv) the timing of capital expenditures and capital reserve amounts; (v) the expected timing of litigation proceedings; (vi) the impact of current litigation matters on the Trust; (vii) Boaz Energy’s staffing levels; (viii) shut in of wells on the Underlying Properties; (ix) the effects of COVID-19; and (x) distributions to Trust unitholders. Such statements are based on certain assumptions of the Trustee, and certain assumptions of information provided to the Trust by Boaz Energy, the owner of the Underlying Properties; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Boaz Energy; and involve risks and uncertainties. Certain factors could affect the future results of the energy industry in general, and Boaz Energy and the Trust in particular, and could cause actual results to differ materially from those projected in such forward-looking statements. Those factors include, without limitation, the following:

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

•	the effect of existing and future laws and regulatory actions, including real estate, bankruptcy and tax legislation and the ability to accurately interpret the impact of such laws;

•	general economic conditions affecting the areas where Boaz Energy operates;
•	actions by Boaz Energy, including such that result in conflicts of interest, that adversely affect the Trust;
•	the outcome of pending litigation matters;
•	the cost of inflation; and
•	the risk factors discussed in Item 1A of Part II of this Quarterly Report and in Part I of the Trust’s 2019 Annual Report.

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

Overview

PermRock Royalty Trust, a Delaware statutory trust formed in November 2017 by Boaz Energy, completed its initial public offering in May 2018. The Trust’s main asset and source of income is the Net Profits Interest, which entitles the Trust to receive 80% of the net profits from oil and natural gas production from the Underlying Properties. The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any management control over or responsibility for costs relating to the operation of the Underlying Properties.

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

In 2020, Boaz Energy has informed the Trustee that due to current oil and natural gas pricing it is not planning any new wells or other significant capital projects for the remainder of 2020, other than waterflood projects and workovers, principally in the Permian Platform area. Boaz Energy has implemented reduced staffing measures on the Underlying Properties and anticipates reacting on a monthly basis to the need to shut in wells on the Underlying Property to reduce the risk of a realization of negative oil prices in a production month. Boaz Energy has indicated it currently intends to continue to build a reserve for capital costs and other expenses, as permitted under the Conveyance, which reserves will reduce distributions to the Trust.

RESULTS OF OPERATIONS

Distributable Income

Three Months Ended March 31, 2020

For the three months ended March 31, 2020, net profits income received by the Trust was $1,754,255 compared to $2,323,209 for the same period of the prior year. This decrease in net profits income was primarily due to decreased oil and natural gas prices and increased capital costs. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $3,073, general and administrative expenditures of $262,264 and cash reserves retained by the Trustee of $300,000, distributable income for the three months ended March 31, 2020 was $1,195,064, or $0.098230 per Trust unit. For the three months ended March 31, 2019, total distributable income was $2,070,802, or $0.170215 per unit.

Interest income was essentially the same for the three months ended March 31, 2020 as compared to the prior year, due to lower interest rates. General and administrative expenditures increased slightly by $7,000 for the three months ended March 31, 2020 as compared to the prior year, primarily due to timing of payments.

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee was authorized to begin retaining cash reserves for administrative expenses. Because the Trust Agreement did not permit the Trustee to retain cash prior to May 31, 2019, no cash reserves were retained during the three months ended March 31, 2019. The Trustee retained $300,000 in cash reserves during the three months ended March 31, 2020. Total cash reserves were $900,000 as of March 31, 2020.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the three months ended March 31, 2020 were as follows:

Record Date	Payment Date	Distribution per Unit
January 31, 2020	February 14, 2020	$0.032164
February 28, 2020	March 13, 2020	0.051115
March 31, 2020	April 14, 2020	0.014951
		$0.098230

Computation of Income from the Net Profits Interest Received by the Trust

The Net Profits Interest entitles the Trust to receive 80% of the net profits attributable to Boaz Energy’s interest from the sale of oil and natural gas production from the Underlying Properties. The Trust’s income from the Net Profits Interest consists of monthly net profits attributable to income from the Underlying Properties. Because of the interval between the time of production and receipt of net profits income by the Trust, the Trust recognizes production during the month in which the related net profits income is paid to the Trust. Net profits income for the three months ended March 31, 2020, was based on production during the months of November 2019 through January 2020. The table below outlines the computation of income from the Net Profits Interest received by the Trust for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Underlying Properties sales volumes(1):
Oil (Bbl)	135,492	143,863
Natural gas (Mcf)(2)	150,394	159,832
Total sales (Boe)	160,558	170,502
NYMEX price:
Oil (per Bbl)	$58.14	$52.22
Natural gas (per MMBtu)	2.51	3.71
Average realized sales price:
Oil (per Bbl)	$56.39	$44.01
Natural gas (per Mcf)	2.00	2.38
Calculation of net profits:
Gross profits:
Oil sales	$7,639,983	$6,316,101
Natural gas sales	300,047	384,005
Other revenue	56,189	42,021
Total gross profits	$7,996,219	$6,742,127
Costs:
Direct operating expenses:	$414,263	$756,851
Lease operating expenses	1,371,256	1,361,315
Severance and ad valorem taxes	608,381	748,639
Development expenses	2,078,455	1,291,624
Other expenses	378,544	368,250
Total costs	$(4,850,899)	$(4,526,679)
Settlement of derivative contracts(3)	$0	$688,562
Net profits	$3,145,320	$2,904,010
Percentage allocable to Net Profits Interest	80%	80%
Net profits income (before capital reserve)	$2,516,256	$2,323,209
Capital reserve(4)	$0	$0
Operator advance	$(742,000)	$0
Net Profits Interest audit fee	$(20,000)	$0
Net profits income received by the Trust	$1,754,255	$2,323,209

(1)

Quarterly sales volumes are typically reported for a three-month period, and therefore sales volumes for the three months ended March 31, 2020 reflect production volumes for November 2019 through January 2020.

(2)	Sales volumes for natural gas include NGLs.
(3)	Reflects gross cash proceeds from settlement of derivative contracts relating to production as discussed in Note 7 to condensed financial statements and elsewhere in this Quarterly Report.
(4)

Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and expenses. In February and March 2020, Boaz Energy held back $500,000 net to the Trust and $242,000 net to the Trust, respectively. Those funds were applied against the balance of funds previously advanced by Boaz Energy in 2019. As of March 31, 2020, the balance of funds previously advanced by Boaz Energy was $80,000, and in April 2020, Boaz Energy recouped the $80,000 balance of previously advanced amount and held back an additional $225,502 net to the Trust for future expenses.

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

Sales Volumes

Oil

Oil sales volumes decreased slightly by 8,000 Bbls (5%) for the three months ended March 31, 2020 as compared to the prior year period. Boaz Energy reports this decrease was primarily because an unanticipated diversion of capital to non-operated properties in which Boaz Energy holds a relatively small interest, reduced the amounts which would otherwise have been invested in planned waterflooding projects intended to sustain production and offset the natural decline curves.

Natural Gas

Natural gas sales volumes decreased slightly by 9,000 Mcf (6%) for the three months ended March 31, 2020 as compared to the prior year period. Boaz Energy reports this decrease was primarily because of a shut in at a natural gas processing plant in Crane County during a portion of the first quarter of 2020.

Sales Prices

Oil

The average realized oil price per Bbl decreased for the three months ended March 31, 2020 as compared to the prior year period. The average realized oil price per Bbl for the three months ended March 31, 2020 is primarily related to production from November 2019 through January 2020, when the average NYMEX price was $58.14 per Bbl.

Natural Gas

The average realized natural gas price per Mcf decreased for the three months ended March 31, 2020 as compared to the prior year period. The average realized natural gas price per Mcf for the three months ended March 31, 2020 is primarily related to production from November 2019 through January 2020 when the average NYMEX price was $2.51 per MMBtu. Boaz Energy reports that its natural gas pricing is currently adversely affected in the Permian Basin where robust drilling activities have resulted in an oversupply of ethane and other natural gas liquids produced in conjunction with the oil and natural gas produced in those activities, requiring Boaz Energy to incur costs to dispose of those excess natural gas liquids.

Costs

Direct Operating Expenses

Direct operating expenses decreased for the three months ended March 31, 2020 as compared to the prior year periods primarily because of a slowdown in operations in light of current prices for oil and natural gas.

Lease Operating Expenses

Lease operating expenses remained essentially the same for the three months ended March 31, 2020 as compared to the prior year period.

Severance and ad Valorem Taxes

Severance and ad valorem taxes decreased for the three months ended March 31, 2020 as compared to the prior year period primarily because of adjustments in accruals for the two periods and the result of a reduction in severance taxes relating to the Terry County Clearfork waterflood.

Development Expenses Related to the Underlying Properties

Development expenses related to the Underlying Properties increased for the three months ended March 31, 2020 as compared to the prior year period because of capital costs relating to properties not operated by Boaz Energy. Also, Boaz Energy advanced funds to cover capital expenses in 2019 and then recouped the Trust’s share of such costs over a period of months, including $742,000 net to the Trust recouped in the first quarter of 2020.

Other Expenses

Other expenses increased slightly ($10,000) for the three months ended March 31, 2020 as compared to the prior year period, primarily because of timing of the payment for the annual net profits audit.

Capital Reserve

In February and March 2020, Boaz Energy held back $500,000 net to the Trust and $242,000 net to the Trust, respectively. Those funds were applied against the balance of funds previously advanced by Boaz Energy in 2019 and no such reserves were held back as of March 31, 2020. Boaz Energy held back $305,502 net to the Trust in April 2020 which was applied as recoupment of the $80,000 net to the Trust balance of previously advanced funds plus $225,502 net to the Trust for future taxes and development or operating expenses.

Derivative Contracts

Income from the Net Profits Interest is exposed to fluctuations in energy prices in the normal scope of business. To mitigate the negative effects of a possible decline in oil prices on distributable income to the Trust, Boaz Energy entered into derivative put option contracts with respect to approximately 100% of expected oil production attributable to the Net Profits Interest during 2018 and 76% of such production during 2019. These derivative contracts consisted of put option contracts with strike prices of $60 per barrel in 2018 and $50 per barrel in 2019. Boaz Energy believed that these put option contracts provided downside protection to the Trust in the event spot prices for crude oil decline below the applicable strike price, while still allowing the Trust to benefit from increasing crude oil prices. If prices for crude oil as quoted on NYMEX declined below the applicable strike prices, Boaz Energy could exercise its put option and receive payment generally equal to the difference between the applicable strike price and the market price for crude oil at the time of exercise, multiplied by the notional quantity of crude oil hedged under the applicable put option contract being exercised. These contracts expired as of December 31, 2019, and after December 31, 2019, none of the production attributable to the Underlying Properties is hedged.

For the three months ended March 31, 2019, there was $688,562 ($550,850 net to the Trust) in cash proceeds from the settlement of derivative contracts. Because the derivative contracts have since expired, there were no cash proceeds from settlement of derivative contracts during the three months ended March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

The Trust’s principal sources of liquidity and capital are cash flow generated from the Net Profits Interest, the amounts held by the Trustee as cash reserves to pay future liabilities, and borrowings, if any to fund administrative expenses. The Trust’s primary uses of cash are distributions to Trust unitholders, payment of Trust administrative expenses, including, if applicable, any reserves established by the Trustee for future liabilities.

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

As authorized under the Trust Agreement, beginning May 31, 2019, the Trustee began retaining cash from the distributions the Trust received (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 or more than $100,000 per month. Boaz Energy initially provided the Trust with a $1.0 million letter of credit (the “Letter of Credit”) that the Trust was permitted to draw on to pay administrative expenses of the Trust until such time as the Trust’s cash reserves equaled $1.0 million. Cash reserves held by the Trustee for administrative expenses totaled $900,000 as of March 31, 2020, and the Letter of Credit was decreased effective March 19, 2020 by the amount of the $900,000 cash reserves such that the amount of the Letter of Credit was $100,000. In April 2020, the Trust’s cash reserves totaled $1,000,000 and therefore the Letter of Credit expired as of May 2, 2020.

Boaz Energy Capital Expenditure Budget

Boaz Energy’s estimated 2020 capital budget for the Underlying Properties is $2 million, of which approximately $800,000 has been expended as of March 31, 2020. The majority of what has been spent so far in 2020 is attributable to properties not operated by Boaz Energy. Based on current oil and gas prices, Boaz Energy has informed the Trustee that it is not planning any new wells or other significant capital projects for the remainder of 2020, other than waterflood projects and workovers, principally in the Permian Platform area, the costs of which are included in the $2 million estimate. The estimated 2020 capital budget is subject to change based on, among other things, changes in the price of oil and natural gas, the impact of the COVID-19 pandemic on prices and economic activity, Boaz Energy’s actual capital requirements, capital expenditure requirements of third-party operators, the pace of regulatory approvals and the mix of projects.

Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development or operating expenses. In February and March 2020, Boaz Energy held back $500,000 net to the Trust and $242,000 net to the Trust, respectively. Those funds were applied against the balance of funds previously advanced by Boaz Energy in 2019 and no such reserves were held back as of March 31, 2020. Boaz Energy held back $305,502 net to the Trust in April 2020.

Distributions Declared After Quarter End

On April 20, 2020, the Trust declared there would be no cash distribution to record unit holders as of April 30, 2020 based upon production during the month of February 2020.

Off-Balance Sheet Arrangements

As of March 31, 2020, the Trust had no off-balance sheet arrangements.

New Accounting Pronouncements

As the Trust’s financial statements are prepared on the modified cash basis, most accounting pronouncements are not applicable to the Trust’s financial statements. No new accounting pronouncements have been adopted or issued that would impact the financial statements of the Trust.

Critical Accounting Policies and Estimates

Refer to Note 2 to the unaudited condensed financial statements contained in this Quarterly Report and the Trust’s 2019 Annual Report on Form 10-K, including the audited financial statements of the Trust and notes thereto included therein, for a description of the Trust’s accounting policies and use of estimates.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 4.

CONTROLS AND PROCEDURES

The Trustee conducted an evaluation of the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of March 31, 2020, that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Boaz Energy.

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

During the quarter ended March 31, 2020 there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Boaz Energy.

PART II. – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation seeks surface use damages and alleges violations of the terms of the leases, among other things. While it is not yet possible to estimate any potential loss or range of loss, Boaz Energy has advised the Trustee that it does not anticipate the litigation will materially affect the Trust. On January 3, 2020, Lawrence M. Marston joined the lawsuit as a plaintiff alleging surface damage claims against Blackbeard and Goodnight Midstream Permian, L.L.C., but not against the Trust. On January 17, 2020, the Trust and the other defendants filed a motion for summary judgment, which would dispose of the claims against the Trust if granted. Mediation set for April 2020 did not occur and a hearing on the summary judgment motion was cancelled due to closures related to COVID-19. However, all parties have now served their expert reports.

ITEM 1A.

RISK FACTORS

Except as provided below, there have been no material changes to the risk factors contained in Item 1A of the Trust’s 2019 Annual Report on Form 10-K.

The COVID-19 pandemic and efforts to contain the virus could adversely affect the operators of the Underlying Properties, the net profits interest and the cash available for distribution to unitholders.

The effect of the recent outbreak of COVID-19 and response efforts to contain the pandemic are unprecedented and continuously evolving. A rapid and sharp decline in oil and gas prices occurred in the first quarter of 2020 and the extent and duration of the decline and curtailed economic activity related to COVID-19 is unknown and rapidly evolving. The value of the Net Profits Interest and the Trust’s ultimate cash available for distribution is highly dependent on the financial condition of Boaz Energy and other third-party operators, oil and natural gas prices, supply and demand, and other factors, which are being negatively impacted by the COVID-19 pandemic. Restrictions on non-essential businesses and “shelter in place” orders have and will continue to affect the operators of the Underlying Properties and production activity. Boaz Energy or any third-party operator of the Underlying Properties could shut in or curtail production from wells on the Underlying Properties or plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices, without the consent of the Trust or the Trust unitholders. Substantial and extended declines in economic activity and oil, natural gas and natural gas liquids prices have resulted and may continue to result in a reduction in the amount of oil and natural gas that is economic to produce from the Underlying Properties, reduced net proceeds to which the Trust is entitled, and elimination of cash available for distribution to Trust unitholders for an unknown period of time.

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices, which could reduce the amount of cash available for distribution to Trust unitholders.

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. The extent and duration of production cuts by OPEC members and other oil exporting nations to support crude oil prices have fluctuated and may continue to do so. When Russia’s agreement to oil production cuts expired, an immediate and steep decrease in oil prices occurred, with prices reaching a closing NYMEX price low of negative $37.63 per Bbl of crude oil in April 2020. There can be no assurance that OPEC members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that they will not further reduce oil prices or increase production. Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to increased volatility in the price of oil, which could adversely affect the financial condition and economic performance of the operators of the Underlying Properties and may reduce net profits income and significantly reduce or completely eliminate the amount of cash available for distribution to Trust unitholders for an unknown period of time.

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

Date: May 15, 2020

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