Form 10-Q
period 2020-06-30
PermRock Royalty Trust
filed 2020-08-14
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

As of August 14, 2020, 12,165,732 trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

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

ii

PART I. – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The condensed financial statements included herein are presented without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, and Simmons Bank, as Trustee (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading.  These condensed interim financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s 2019 Annual Report on Form 10-K (“2019 Annual Report”).  In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and Trust corpus of PermRock Royalty Trust at June 30, 2020 and December 31, 2019, and the distributable income and changes in Trust corpus for the three- and six-month periods ended June 30, 2020 and June 30, 2019 have been included.  Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2020 (unaudited)	December 31, 2019
ASSETS
Cash and short-term investments	$1,000,000	$1,215,386
Net Profits Interest (1)	88,393,841	89,043,803
TOTAL ASSETS	$89,393,841	$90,259,189
LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$0	$615,386
Cash reserves (2)	1,000,000	600,000
Trust corpus	88,393,841	89,043,803
TOTAL LIABILITIES AND TRUST CORPUS	$89,393,841	$90,259,189

(1)	See Note 2 to condensed financial statements for further discussion of the Net Profits Interest.

(2)

The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net profits income	$376,992	$3,140,783	$2,131,247	$5,463,992
Interest income	1,245	1,499	4,318	4,656
Total revenue	378,237	3,142,282	2,135,565	5,468,648
Expenditures – general and administrative	(278,237)	(356,571)	(540,501)	(612,135)
Cash reserves (1)	(100,000)	(140,000)	(400,000)	(140,000)
Distributable income	$0	$2,645,711	$1,195,064	$4,716,513
Distributable income per unit (2)	$0.000000	$0.217472	$0.098232	$0.387688

(1)

The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.

(2)	Based on 12,165,732 Trust units issued and outstanding as of March 31, 2020. Based on 12,165,732 Trust units issued and outstanding as of August 14, 2020.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Trust corpus, beginning of period	$88,578,755	$91,528,622	$89,043,803	$92,186,176
Amortization of Net Profits Interest	(184,914)	(915,384)	(649,962)	(1,572,938)
Distributable income	$0	$2,645,711	$1,195,064	$4,716,513
Distributions declared	(0)	(2,645,711)	(1,195,064)	(4,716,513)
Trust corpus, end of period	$88,393,841	$90,613,238	$88,393,841	$90,613,238

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

Revenue received by the Trust (and its ability to pay distributions) has been and will continue to be directly affected by the volatility in commodity prices, which have declined sharply since the beginning of 2020 in response to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries. The sharp decline in commodity prices has resulted in an oversupply of crude oil, further exacerbating the decline in crude oil prices, which could remain low for an extended period of time.

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

PERMROCK ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4.	Cash Reserves

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee began retaining cash from the distributions the Trust receives to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. The Trustee is authorized to retain cash reserves (i) in an amount not to exceed $1.0 million at any one time and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 per month or more than $100,000 per month. Cash reserves held by the Trustee for administrative expenses totaled $1,000,000 as of June 30, 2020.

Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development or operating expenses. In April 2020, Boaz Energy reserved $305,502 net to the Trust, which was applied in part to recoupment of the $80,000 net to the Trust balance of previously advanced funds, and the remaining $225,502 net to the Trust was reserved for certain taxes and future development expenses. In May 2020, Boaz Energy reserved $254,868 net to the Trust for future expenses as well. Then, in June 2020, Boaz Energy applied $287,649 net to the Trust of funds previously reserved in April and May 2020. As of June 30, 2020, the balance of funds reserved by Boaz Energy, net to the Trust, was $192,721.

5.	Distributions to Unitholders

The Trust makes monthly cash distributions of the net amount, if any, of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and cash reserves to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended June 30, 2020 were as follows:

Record Date	Payment Date	Distribution per Unit
April 30, 2020	May 14, 2020	$0.000000
May 29, 2020	June 12, 2020	0.000000
June 30, 2020	July 14, 2020	0.000000
		$0.000000

6.	Related Party Transactions

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

Agreements with Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. As of June 30, 2020, Boaz Energy owned 5,878,332 Trust units of the 12,165,732 Trust units issued and outstanding.

PERMROCK ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

For the six months ended June 30, 2019, there was $688,562 ($550,850 net to the Trust) in cash proceeds from the settlement of derivative contracts. Because the derivative contracts have since expired, there were no cash proceeds from settlement of derivative contracts during the three or six months ended June 30, 2020.

8.	Development Costs

Boaz Energy has advised the Trustee that the estimate for Boaz Energy’s 2020 capital budget has been increased from $2.0 million to $2.5 million, based principally upon capital projects being implemented by outside operators, of which $1,800,00 has been expended as of June 30, 2020. Based on current oil and gas prices, Boaz Energy has informed the Trustee that it is not planning any new Boaz Energy-operated wells or other significant capital projects for the remainder of 2020, other than waterflood projects and workovers principally in the Permian Platform area, the costs of which are included in the $2.5 million estimate. The estimated 2020 capital budget is subject to change based on, among other things, changes in the price of oil and natural gas, the impact of the COVID-19 pandemic on prices and economic activity, Boaz Energy’s actual capital requirements, capital expenditure requirements of third-party operators, the pace of regulatory approvals and the mix of projects.

9.	Settlements and Litigation

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation seeks surface use damages and alleges violations of the terms of the leases, among other things. While it is not yet possible to estimate any potential loss or range of loss, Boaz Energy has advised the Trustee that it does not anticipate the litigation will materially affect the Trust. On January 3, 2020, Lawrence M. Marston joined the lawsuit as a plaintiff alleging surface damage claims against Blackbeard and Goodnight Midstream Permian, L.L.C., but not against the Trust. On January 17, 2020, the Trust and the other defendants filed a motion for summary judgment, which would dispose of the claims against the Trust if granted. Mediation set for April 2020 did not occur and a hearing on the summary judgment motion was delayed due to closures related to COVID-19. However, all parties have served their expert reports, there have been a series of depositions of parties and experts, and a summary judgment hearing is tentatively scheduled for August 27, 2020.

PERMROCK ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10.	Subsequent Events

On July 21, 2020, the Trust declared there would be no cash distribution to record unit holders as of July 31, 2020 based upon production during the month of May 2020.

In July 2020, Boaz Energy applied $192,721 net to the Trust of funds Boaz Energy previously reserved to cover certain taxes and future development expenses, and also advanced $140,606 net to the Trust to cover expenses, including Trust administrative expenses. Boaz Energy reports it anticipates recouping the $140,606 net to the Trust advancement in calculating the Trust’s Net Profits Interest in August 2020.

In July and August of 2020, the unfavorable oil and natural gas price environment continued. The Trustee cannot predict the long-term impact on the Trust, however there may be additional months in 2020 when the Trust will not declare distributions to unitholders.

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

Cautionary Statement Regarding Forward Looking Statements

Certain information included in this Quarterly Report contains, and other materials filed or to be filed by the Trust with the SEC (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements, including without limitation statements under this “Trustee’s Discussion and Analysis of Financial Conditions and Results of Operations” and all statements regarding Boaz Energy and Simmons Bank’s (as Trustee of the Trust) expectations, beliefs and plans regarding the following: (i) Boaz Energy’s capital projects, timing and estimated costs, and the resulting impact of those activities on the computation of the Net Profits Interest; (ii) outside operators’ capital projects and the resulting impact of those activities on the Net Profits Interest; (iii) implementation or continued use of waterflood projects and workovers and the location of waterflood projects and workovers; (iv) Boaz Energy’s estimated capital expenditures; (v) the timing of capital expenditures and capital reserve amounts; (vi) the expected timing of litigation proceedings; (vii) the impact of current litigation matters on the Trust; (viii) Boaz Energy’s staffing levels or future reductions in staffing on the Underlying Properties; (ix) shut in of wells on the Underlying Properties; (x) the effects of COVID-19; and (xi) distributions to Trust unitholders. Such statements are based on certain assumptions of the Trustee, and certain assumptions of information provided to the Trust by Boaz Energy, the owner of the Underlying Properties; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Boaz Energy; and involve risks and uncertainties. Certain factors could affect the future results of the energy industry in general, and Boaz Energy and the Trust in particular, and could cause actual results to differ materially from those projected in such forward-looking statements. Those factors include, without limitation, the following:

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

Although the Trust was formed on November 22, 2017, the conveyance of the Net Profits Interest did not occur until May 4, 2018, with an effective date of January 1, 2018, and no proceeds were received by the Trust from Boaz Energy during the three-month period ended June 30, 2018. As a result, the Trust did not recognize any income or make any distributions during the three-month period ended June 30, 2018.

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

In 2020, Boaz Energy has informed the Trustee that due to current oil and natural gas pricing it is not planning any new Boaz Energy-operated wells or other significant capital projects for the remainder of 2020, other than waterflood projects and workovers, principally in the Permian Platform area. Boaz Energy has implemented reduced staffing measures on the Underlying Properties and anticipates reacting on a monthly basis to the need to shut in wells on the Underlying Property to reduce the risk of a realization of negative oil prices in a production month. Boaz Energy has indicated it currently intends to continue to build a reserve for capital costs and other expenses, as permitted under the Conveyance, which reserves will reduce distributions to the Trust.

RESULTS OF OPERATIONS

Distributable Income

Three Months Ended June 30, 2020

For the three months ended June 30, 2020, net profits income received by the Trust was $376,992 compared to $3,140,783 for the same period of the prior year. This decrease in net profits income was primarily due to decreased oil production and sales, as well as decreased oil prices and oversupply resulting from economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $1,245, general and administrative expenditures of $278,237 and cash reserves retained by the Trustee of $100,000, distributable income for the three months ended June 30, 2020 was $0, or $0.000000 per Trust unit. For the three months ended June 30, 2019, total distributable income was $2,645,711, or $0.217472 per unit.

Interest income was essentially the same for the three months ended June 30, 2020 as compared to the prior year, due to less investable cash received attributable to the Net Profits Interest and lower interest rates. General and administrative expenditures decreased by $78,334 for the three months ended June 30, 2020 as compared to the prior year, primarily due to timing of payments.

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee was authorized to begin retaining cash reserves for administrative expenses. The Trustee retained $100,000 in cash reserves during the three months ended June 30, 2020 compared to $140,000 in cash reserves retained in the same period of the prior year. Total cash reserves were $1,000,000 as of June 30, 2020 compared to $140,000 as of June 30, 2019.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the three months ended June 30, 2020 were as follows:

Record Date	Payment Date	Distribution per Unit
April 30, 2020	May 14, 2020	$0.000000
May 29, 2020	June 12, 2020	0.000000
June 30, 2020	July 14, 2020	0.000000
		$0.000000

Six Months Ended June 30, 2020

For the six months ended June 30, 2020, net profits income received by the Trust was $2,131,247 compared to $5,463,992 for the same period of the prior year. This decrease in net profits income was primarily due to decreased oil production and sales, as well as decreased oil prices and oversupply resulting from economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $4,318, general and administrative expenditures of $540,501 and cash reserves retained by the Trustee of $400,000, distributable income for the six months ended June 30, 2020 was $1,195,064, or $0.098232 per Trust unit. For the six months ended June 30, 2019, total distributable income was $4,716,513, or $0.387688 per unit.

Interest income decreased for the six months ended June 30, 2020 as compared to the prior year, due to less investable cash received attributable to the Net Profits Interest in 2020 and lower interest rates. General and administrative expenditures decreased by $71,634 for the six months ended June 30, 2020 as compared to the prior year, primarily due to timing of payments and lower legal fees.

The Trustee retained $400,000 in cash reserves during the six months ended June 30, 2020 compared to $140,000 in cash reserves retained in the prior year period. Pursuant the terms of the Trust Agreement, the Trustee was authorized to begin retaining cash reserves for administrative expenses in May of 2019, and therefore, no cash reserves were withheld in the first four months of 2019.

Computation of Income from the Net Profits Interest Received by the Trust

The Net Profits Interest entitles the Trust to receive 80% of the net profits attributable to Boaz Energy’s interest from the sale of oil and natural gas production from the Underlying Properties. The Trust’s income from the Net Profits Interest consists of monthly net profits attributable to income from the Underlying Properties. Because of the interval between the time of production and receipt of net profits income by the Trust, the Trust recognizes production during the month in which the related net profits income is paid to the Trust. Net profits income for the three months ended June 30, 2020, was based on production during the months of February 2020 through April 2020. The table below outlines the computation of income from the Net Profits Interest received by the Trust for the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Underlying Properties sales volumes(1):
Oil (Bbl)	126,963	133,676	262,455	277,539
Natural gas (Mcf)(2)	138,507	148,315	288,901	308,147
Total sales (Boe)	150,048	158,395	310,605	328,897
NYMEX price:
Oil (per Bbl)	$32.56	$59.02	$45.37	$55.62
Natural gas (per Mcf)	$2.13	$2.69	$1.85	$3.20
Average realized sales price:
Oil (per Bbl)	$31.81	$54.53	$44.50	$49.02
Natural gas (per Mcf)	$0.79	$3.46	$1.42	$2.91
Calculation of net profits:
Gross profits:
Oil sales	$4,038,479	$7,289,215	$11,678,462	$13,605,316
Natural gas sales	108,973	513,405	409,020	897,410
Other revenue	17,783	25,929	73,973	67,950
Total gross profits	$4,165,235	$7,828,549	$12,161,455	$14,570,676
Costs:
Direct operating expenses:	$198,105	$506,353	$612,368	$1,263,204
Lease operating expenses	1,194,390	1,265,140	2,565,646	2,626,455
Severance and ad valorem taxes	533,348	454,138	1,141,729	1,202,777
Development expenses	1,007,541	872,075	3,085,996	2,163,699
Other expenses	414,712	374,332	793,256	742,582
Total costs	$(3,348,096)	$(3,472,038)	$(8,198,995)	$(7,998,717)
Settlement of derivative contracts(3)	$0	$0	$0	$688,562
Net profits	$817,139	$4,356,511	$3,962,460	$7,260,521
Percentage allocable to Net Profits Interest	80%	80%	80%	80%
Net profits income (before capital reserve)	$653,713	$3,485,208	$3,169,968	$5,808,417
Capital reserve activity, net(4)	$(272,721)	$(325,000)	$(1,014,721)	$(325,000)
Net Profits Interest audit fee	$(4,000)	$(19,425)	$(24,000)	$(19,425)
Net profits income received by the Trust	$376,992	$3,140,783	$2,131,247	$5,463,992

(1)

Quarterly sales volumes are typically reported for a three-month period, and therefore sales volumes for the three months ended June 30, 2020 reflect production volumes for February 2020 through April 2020. Sales volumes for the six months ended June 30, 2020 reflect production volumes for November 2019 through April 2020.

(2)	Sales volumes for natural gas include NGLs.
(3)	Reflects gross cash proceeds from settlement of derivative contracts relating to production as discussed in Note 7 to condensed financial statements and elsewhere in this Quarterly Report.
(4)

Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and expenses. In April 2020, Boaz Energy reserved $305,502 net to the Trust, which was applied in part to recoupment of the $80,000 net to the Trust balance of previously advanced funds, and the remaining $225,502 net to the Trust was reserved for certain taxes and future development expenses. In May 2020, Boaz Energy reserved $254,868 net to the Trust for future expenses as well. Then, in June 2020, Boaz Energy applied $287,649 net to the Trust of funds previously reserved in April and May 2020. As of June 30, 2020, the balance of funds reserved by Boaz Energy, net to the Trust, was $192,721.

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

Sales Volumes

Oil

Oil sales volumes decreased by 6,753 Bbls (5%) and 15,084 Bbls (5%), respectively, for the three and six months ended June 30, 2020 as compared to the same periods in the prior year. Boaz Energy reports this decrease was primarily due to decreased oil demand as a result of oversupply and economic effects of COVID-19, as well as Boaz Energy’s shut in of a material amount of production in May 2020 due to price uncertainties.

Natural Gas

Natural gas sales volumes decreased by 9,808 Mcf (7%) for the three months ended June 30, 2020 as compared to the prior year period. Boaz Energy reports this decrease was primarily because of decreased natural gas demand as a result of oversupply and economic effects of COVID-19, as well as Boaz Energy’s shut in of a material amount of production in May 2020 due to price uncertainties. Natural gas sales volumes decreased by 19,246 Mcf (6%) for the six months ended June 30, 2020 as compared to the prior year period. Boaz Energy reports this decrease was primarily because of the effects of a shut in at a natural gas processing plant in Crane County during the first quarter of 2020 and Boaz Energy’s shut in of a material amount of production in May 2020 due to price uncertainties, but was also impacted by decreased natural gas demand and sales as a result of oversupply and economic effects of COVID-19.

Sales Prices

Oil

The average realized oil price per Bbl decreased for the three months ended June 30, 2020 as compared to the prior year period primarily related to oversupply, decreased demand and economic effects of COVID-19. The average realized oil price per Bbl for the three months ended June 30, 2020 is primarily related to production from February 2020 through April 2020, when the average NYMEX price was $32.56 per Bbl.  The average realized oil price per Bbl also decreased for the six months ended June 30, 2020 due to oversupply, decreased demand and economic effects of COVID-19. The average realized oil price per Bbl for the six months ended June 30, 2020 is primarily related to production from November 2019 through April 2020, when the average NYMEX price was $45.37 per Bbl.

Natural Gas

The average realized natural gas price per Mcf decreased for the three and six months ended June 30, 2020 as compared to the prior year period because of oversupply of ethane and other natural gas liquids, decreased demand, depressed pricing and costs to dispose of excess natural gas liquids. The average realized natural gas price per Mcf for the three months ended June 30, 2020 is primarily related to production from February 2020 through April 2020 when the average NYMEX price was $2.13 per Mcf. The decrease in the average realized natural gas price per Mcf for the six months ended June 30, 2020 is primarily related to production from November 2019 through April 2020, when the average NYMEX price was $1.85 per Mcf.

Costs

Direct Operating Expenses

Direct operating expenses decreased for the three and six months ended June 30, 2020 as compared to the prior year periods primarily because of a slowdown in operations in light of current prices for oil and natural gas and economic conditions during the COVID-19 pandemic.

Lease Operating Expenses

Lease operating expenses decreased slightly for the three and six months ended June 30, 2020 as compared to the prior year periods as a result of less operating activity and a decrease in staffing.

Severance and ad Valorem Taxes

Severance and ad valorem taxes increased for the three months ended June 30, 2020 as compared to the prior year period primarily because of a one-time severance tax refund of $0.29 million on Boaz Energy’s Terry County Clearfork waterflood during the three-month period ended June 30, 2019. Severance and ad valorem taxes decreased for the six months ended June 30, 2020 compared to the same period in the prior year as a result of economic uncertainty and decreased sales due to COVID-19 and also because of a credit to the Trust in the first quarter of 2020 when actual ad valorem taxes were less than the accrual amounts.

Development Expenses Related to the Underlying Properties

Development expenses related to the Underlying Properties increased for the three months ended June 30, 2020 as compared to the prior year period because of capital costs relating to properties not operated by Boaz Energy. Development expenses related to the Underlying Properties also increased for the six months ended June 30, 2020 as compared to the prior year period as a result of capital costs relating to properties not operated by Boaz Energy.

Other Expenses

Other expenses increased by $40,380 for the three months ended June 30, 2020 as compared to the prior year period, primarily because of an adjustment to overhead in April 2020 and the timing of the payment for the annual net profits audit. Other expenses increased by $50,674 for the six months ended June 30, 2020 as compared to the prior year period, primarily because of the annual adjustment to overhead in April 2020 and well as the timing of the payment for the annual net profits audit.

Capital Reserve

In April 2020, Boaz Energy reserved $305,502 net to the Trust, which was applied in part to recoupment of the $80,000 net to the Trust balance of previously advanced funds, and the remaining $225,502 net to the Trust was reserved for certain taxes and future development expenses. In May 2020, Boaz Energy reserved $254,868 net to the Trust for future expenses as well. Then, in June 2020, Boaz Energy applied $287,649 net to the Trust of funds previously reserved in April and May 2020. As of June 30, 2020, the balance of funds reserved by Boaz Energy, net to the Trust, was $192,721.

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

For the three and six months ended June 30, 2019, there was $688,562 ($550,850 net to the Trust) in cash proceeds from the settlement of derivative contracts. Because the derivative contracts have since expired, there were no cash proceeds from settlement of derivative contracts during the three or six months ended June 30, 2020.

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

As authorized under the Trust Agreement, beginning May 31, 2019, the Trustee began retaining cash from the distributions the Trust received (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 or more than $100,000 per month. Cash reserves held by the Trustee for administrative expenses totaled $1,000,000 as of June 30, 2020.

Boaz Energy Capital Expenditure Budget

Boaz Energy has advised the Trustee that the estimate for Boaz Energy’s 2020 capital budget has been increased from $2.0 million to $2.5 million, based principally upon capital projects being implemented by outside operators, of which $1,800,000 has been expended as of June 30, 2020. Based on current oil and gas prices, Boaz Energy has informed the Trustee that it is not planning any new Boaz Energy-operated wells or other significant capital projects for the remainder of 2020, other than waterflood projects and workovers principally in the Permian Platform area, the costs of which are included in the $2.5 million estimate.  The estimated 2020 capital budget is subject to change based on, among other things, changes in the price of oil and natural gas, the impact of the COVID-19 pandemic on prices and economic activity, Boaz Energy’s actual capital requirements, capital expenditure requirements of third-party operators, the pace of regulatory approvals and the mix of projects.

In April 2020, Boaz Energy reserved $305,502 net to the Trust, which was applied in part to recoupment of the $80,000 net to the Trust balance of previously advanced funds, and the remaining $225,502 net to the Trust was reserved for certain taxes and future development expenses. In May 2020, Boaz Energy reserved $254,868 net to the Trust for future expenses as well. Then, in June 2020, Boaz Energy applied $287,649 net to the Trust of funds previously reserved in April and May 2020. As of June 30, 2020, the balance of funds reserved by Boaz Energy, net to the Trust, was $192,721.

Distributions Declared After Quarter End

On July 21, 2020, the Trust declared there would be no cash distribution to record unit holders as of July 31, 2020 based upon production during the month of May 2020.

Off-Balance Sheet Arrangements

As of June 30, 2020, the Trust had no off-balance sheet arrangements.

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

ITEM 4.

CONTROLS AND PROCEDURES

The Trustee conducted an evaluation of the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of June 30, 2020, that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Boaz Energy.

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

During the quarter ended June 30, 2020 there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Boaz Energy.

PART II. – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation seeks surface use damages and alleges violations of the terms of the leases, among other things. While it is not yet possible to estimate any potential loss or range of loss, Boaz Energy has advised the Trustee that it does not anticipate the litigation will materially affect the Trust. On January 3, 2020, Lawrence M. Marston joined the lawsuit as a plaintiff alleging surface damage claims against Blackbeard and Goodnight Midstream Permian, L.L.C., but not against the Trust. On January 17, 2020, the Trust and the other defendants filed a motion for summary judgment, which would dispose of the claims against the Trust if granted. Mediation set for April 2020 did not occur and a hearing on the summary judgment motion was delayed due to closures related to COVID-19. However, all parties have served their expert reports, there have been a series of depositions of parties and experts, and a summary judgment hearing is tentatively scheduled for August 27, 2020.

ITEM 1A.

RISK FACTORS

Except as provided below, there have been no material changes to the risk factors contained in Item 1A of the Trust’s 2019 Annual Report on Form 10-K.

The COVID-19 pandemic and efforts to contain the virus could adversely affect the operators of the Underlying Properties, the Net Profits Interest and the cash available for distribution to unitholders.

The effect of the recent outbreak of COVID-19 and response efforts to contain the pandemic are unprecedented and continuously evolving. A rapid and sharp decline in oil and gas prices occurred in the first quarter of 2020, and continued in the second quarter of 2020, including briefly trading negative in April 2020 in response to COVID-19 and the dispute over production levels between Russia and the other members of the Organization of Petroleum Exporting Countries (“OPEC”). The extent and duration of the decline and curtailed economic activity, including business and operational disruptions, closures, limitations and restrictions on travel, and supply chain and workforce disruptions, is unknown and rapidly evolving, and continues to affect the operators of the Underlying Properties and production activity. It is not possible to reliably estimate the impact these developments will have on future periods. The value of the Net Profits Interest and the Trust’s ultimate cash available for distribution is highly dependent on the financial condition of Boaz Energy and other third-party operators, oil and natural gas prices, supply and demand, and other factors, which are being negatively impacted by the COVID-19 pandemic. Boaz Energy shut in production of certain wells during May 2020 and Boaz Energy or any third-party operator of the Underlying Properties could, in future periods, shut in or curtail production from wells on the Underlying Properties or plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices, without the consent of the Trust or the Trust unitholders. Substantial and extended declines in economic activity and oil, natural gas and natural gas liquids prices have resulted and may continue to result in a reduction in the amount of oil and natural gas that is economic to produce from the Underlying Properties, reduced net proceeds to which the Trust is entitled, and elimination of cash available for distribution to Trust unitholders for an unknown period of time.

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

Date: August 14, 2020

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