Form 10-K
period 2020-12-31
PermRock Royalty Trust
filed 2021-03-31
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of Trust units representing beneficial interests in PermRock Royalty Trust held by non-affiliates on June 30, 2020 (the last business day of its most recently completed second fiscal quarter) was approximately $18,082,368 based on the closing price as quoted on the New York Stock Exchange. As of March 31, 2021, 12,165,732 Trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

PERMROCK ROYALTY TRUST
FORM 10-K
For the Fiscal Year Ended December 31, 2020

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-K (“Annual Report”) contains, and other materials filed or to be filed by the PermRock Royalty Trust (the “Trust”) with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Such forward-looking statements may be or may concern, among other things, Boaz Energy II, LLC’s (“Boaz Energy”) and Simmons Bank’s (as the trustee of the Trust (the “Trustee”)), expectations, beliefs and plans regarding: (i) Boaz Energy’s capital expenditure budget and anticipated expenditures, including waterflood projects and workovers; (ii) Boaz Energy’s 2021 outlook, including expansion of waterflood operations in the Permian Platform, Clearfork and Abo areas and participating in non-operated drilling in the Permian Platform;(iii) Boaz Energy’s plan to drill operated wells in the Permian Clearfork and Permian Platform areas; (iv) estimated capital required for 2021 operations; (v) amount and timing of cash reserves by the Trustee; (vi) drilling activity; (vii) estimated present value of future cash flows; (viii) characteristics of the Underlying Properties, including estimates regarding oil and gas reserves; (ix) the impact of a loss of any major customers; (vi) reliance on third parties for facilities and services; (x) the ability of Boaz Energy’s insurance coverage to cover certain claims; (xi) burdens and obligations affecting the Underlying Properties and their impact on the Underlying Properties and Net Profits Interest; (xii) the quality of Boaz Energy’s title to the Underlying Properties; (xiii) the impact of litigation on the Trust and regulatory matters; (xiv) the tax treatment of the Net Profits Interest; (xv) the treatment of the Net Profits Interest in the event of Boaz Energy’s bankruptcy; (xvi) distributions to Trust unitholders, including in the event of contingencies; and (xvii) future cash retentions from distributions. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements are based on certain assumptions of the Trustee, and certain assumptions of information provided to the Trust by Boaz Energy, the owner of the Underlying Properties; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Boaz Energy; and involve risks and uncertainties. The following important factors, in addition to those discussed elsewhere in this Annual Report, could affect the future results of the energy industry in general, and Boaz Energy and the Trust in particular, and could cause actual results to differ materially from those projected in such forward-looking statements:

•

the effect of changes in commodity prices or alternative fuel prices;

•

the effect of public health concerns such as the coronavirus disease (COVID-19) and any government response thereto;

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

•

The actions of the Organizations of Petroleum Exporting Countries (“OPEC”);

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

During the year ended December 31, 2020, Boaz Energy and other third-party operators of the Underlying Properties sold the oil produced from the Underlying Properties to third-party purchasers. Oil production from the Underlying Properties is typically transported by pipeline or truck from the field to the closest gathering facility or refinery. Boaz Energy and other operators sell the majority of the oil production from the Underlying Properties under contracts based on geographic location using market sensitive pricing. The price received by the operators for the oil production from the Underlying Properties is usually based on a regional price applied to equal daily quantities in the month of delivery that is then reduced for differentials based upon delivery location and oil quality.

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

For the year ended December 31, 2020, Boaz Energy reported that Plains All American Pipeline, Phillips 66, Blackbeard Operating LLC and Energy Transfer Partners and accounted for 26.13%, 25.97%, 20.48% and 12.98%, respectively, of its total oil and natural gas revenues, and that no other purchaser accounted for 10% or more of the total revenue of the Underlying Properties. Boaz Energy does not believe that the loss of any of these parties as a purchaser of crude oil or natural gas production from the Underlying Properties would have a material impact on the business or operations of Boaz Energy or the Underlying Properties because of the large number of marketing firms and competitive nature of oil and gas purchasers in the Permian Basin. Oil and natural gas are currently sold to these four customers under short-term contracts at market prices.

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

Environmental Matters and Regulation

General. For purposes of the discussion in this section, the oil and natural gas production operations conducted on the Underlying Properties are the operations of Boaz Energy. Boaz Energy’s oil and natural gas exploration and production operations are subject to stringent and comprehensive federal, regional, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose significant obligations on Boaz Energy’s operations, including, but not limited to, requirements to:

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

Water Discharges

The Federal Water Pollution Control Act, also known as the “Clean Water Act,” and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil, into federal and state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Obtaining permits has the potential to delay the development of oil and natural gas projects. In addition, federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In June 2015, the EPA and the U.S. Army Corps of Engineers (the “Corps”) published a final rule attempting to clarify the federal jurisdictional reach over waters of the United States (“WOTUS”). Several legal challenges to the rule followed, along with attempts to stay implementation following the change in presidential administration. Currently, the WOTUS rule is active in some states and enjoined in others. However, on December 11, 2018, the EPA and the Corps proposed changes to regulations under the CWA that would provide discrete categories of jurisdictional waters and tests for determining whether a particular waterbody meets any of those classifications. On February 14, 2019, the EPA published the proposed new rule defining the scope of waters federally regulated under the Clean Water Act for public comment in the Federal Register.  Environmental groups and states have sued to challenge the new rule, and litigation remains pending in several courts. Therefore, the scope of jurisdiction under the CWA is uncertain at this time. Spill prevention, control and countermeasure plan requirements imposed under the Clean Water Act require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Oil Pollution Act of 1990, as amended, or “OPA,” amends the Clean Water Act and establishes strict liability and natural resource damages liability for unauthorized discharges of oil into waters of the United States. OPA requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst case discharge of oil into waters of the United States.

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

Federal agencies also have begun directly regulating emissions of methane from oil and natural gas operations. For example, in June 2016, the EPA published New Source Performance Standards (“NSPS”), known as Subpart OOOOa, that requires certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. However, on August 28, 2019, the EPA published a notice of reconsideration proposing to rescind methane-specific requirements for new and modified oil and gas infrastructure, and litigation concerning the regulations is ongoing. As a result, we cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. Notably, the Biden administration has made addressing climate change a priority and is expected to take steps to reduce harmful air emissions, which could result in new efforts to set methane limits and otherwise regulate GHGs.

At the international level, in December 2015, the United States and 194 other participating countries adopted the Paris Agreement, which calls for each participating country to establish their own nationally determined standards for reducing carbon output. In August 2017 the United States notified the United Nations that it would be withdrawing from the Paris Agreement and, on November 4, 2019, formally notified the United Nations of its withdrawal. However, on February 19, 2021, the United States re-joined the Paris Agreement. It is not yet known how the U.S. will achieve emission reductions, but some portion could be sought from the oil and gas industry through GHG regulation and limits on permitting.

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

In addition, as a result of one or more settlements approved by the U.S. Fish & Wildlife Service (the “FWS”), the agency was required to make a determination on the listing of numerous other species as endangered or threatened under the ESA by the end of the FWS’ 2017 fiscal year. The agency missed the deadline, and the review is reportedly ongoing. On August 12, 2019, the FWS finalized a package of ESA regulatory revisions addressing standards for listing, delisting, and reclassification of species, consultation parameters, and protections for threatened species, changes which are expected to ease the path for development projects. However, under the new administration, an increase in listings and a decrease in delistings may be expected. The designation of previously unidentified endangered or threatened species could cause Boaz Energy’s operations to become subject to operating restrictions or bans, and limit future development activity in affected areas. For example, recently, there have been renewed calls to review protections currently in place for the Dunes Sagebrush Lizard, whose habitat includes portions of the Permian Basin, and to reconsider listing the species under the ESA. If the Dunes Sagebrush Lizard or other species are listed, the FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state and private lands. To the extent species are listed under the ESA or similar state laws, or previously unprotected species are designated as threatened or endangered in areas where the Underlying Properties are located, operations on the Underlying Properties could incur increased costs arising from species protection measures and face delays or limitations with respect to production activities thereon.

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

Item 1A.  Risk Factors

Summary of Risk Factors

The risk factors summarized and detailed below could materially harm production from the Underlying Properties, operating results and/or the Trust’s financial condition, adversely affect proceeds to the Trust and cash distributions to Trust unitholders, and/or cause the price of the Trust units to decline. These are not all the risks the Trust faces, and other factors not presently known to the Trust or that the Trust currently believes are immaterial may also affect the Trust if they occur. These risks and uncertainties include, but are not limited to, the following:

•

Oil and natural gas prices are volatile, and lower oil and natural gas prices could reduce proceeds to the Trust and cash distributions to Trust unitholders.

•

The COVID-19 pandemic and efforts to contain the virus have adversely affected and could continue to adversely affect the operators of the Underlying Properties, the Net Profits Interest and the cash available for distribution to unitholders.

•

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices, which could reduce the amount of cash available for distribution to Trust unitholders.

•

Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units.

•

Developing oil and natural gas wells and producing oil and natural gas are costly and high-risk activities with many uncertainties that could adversely affect future production from the Underlying Properties. Any delays, reductions or cancellations in development and producing activities could decrease revenues that are available for distribution to Trust unitholders.

•

The amount of cash available for distribution by the Trust depends in part on access to and operation of gathering, transportation and processing facilities on commercially reasonable terms or otherwise. Any limitation in the availability of those facilities could interfere with sales of oil and natural gas production from the Underlying Properties.

•

Boaz Energy or any other operator of any Underlying Property may abandon the property, thereby terminating the related Net Profits Interest payable to the Trust that are attributable to the abandoned property.

•

The unavailability or high cost of equipment, supplies, personnel and services could increase costs of developing and operating the Underlying Properties and result in a reduction in the amount of cash available for distribution to the Trust unitholders.

•

All of the Underlying Properties are concentrated in the Permian Basin, making the Trust vulnerable to risks associated with operating in only one major geographic area.

•

A bankruptcy of Boaz Energy or any third-party operator could adversely affect the operation of the wells and the development of the proved undeveloped reserves and interrupt or decrease distributions to Trust unitholders.

•

The reserves attributable to the Underlying Properties are depleting assets and production from those reserves will diminish over the long term and may eventually cease, therefore, proceeds to the Trust and cash distributions to Trust unitholders will decrease over time and may eventually cease.

•

An increase in the differential between the price realized by Boaz Energy for oil or natural gas produced from the Underlying Properties and the NYMEX or other benchmark price of oil or natural gas could reduce the profits to the Trust and, therefore, the cash distributions by the Trust and the value of Trust units.

•

Higher production and development costs related to the Underlying Properties and other costs and expenses incurred by the Trust without concurrent increases in revenue, will result in decreased Trust distributions.

•

A significant portion of the reserves associated with and production from the Underlying Properties will be influenced by the success of secondary recovery techniques. There are uncertainties associated with such techniques and, if these recovery methods do not result in expected production levels, net profits available for distribution to Trust unitholders could be less than expected.

•

The standardized measure of the estimated proved oil and natural gas reserves attributable to the Trust’s interest in the Underlying Properties and the associated PV-10 calculation are not necessarily the same as the current market value of those estimated reserves.

•

The Trust units may lose value as a result of title deficiencies with respect to the Underlying Properties.

•

The amount of cash available for distribution by the Trust could be reduced by expenses caused by uninsured claims.

•

Terrorism and continued geopolitical hostilities could adversely affect the Trust’s distributions to its unitholders or the market price of its units.

•

Future net profits income to the Trust may be subject to risks relating to the creditworthiness of third parties.

•

The Trust is passive in nature and neither the Trust nor the Trust unitholders have any ability to influence Boaz Energy and other third-party operators or control the operation or development of the Underlying Properties.

•

Boaz Energy may transfer all or a portion of the Underlying Properties at any time without Trust unitholder consent, subject to specified limitations.

•

The Trustee must, under certain circumstances, sell the Net Profits Interest and dissolve the Trust prior to the expected termination of the Trust. If this were to occur, Trust unitholders may not recover their investment.

•

Conflicts of interest could arise between Boaz Energy and its affiliates, on the one hand, and the Trust and the Trust unitholders, on the other hand.

•

The Trust is administered by a Trustee who cannot be replaced except by a majority vote of the Trust unitholders at a special meeting, which may make it difficult for Trust unitholders to remove or replace the Trustee.

•

Boaz Energy’s ability to perform its obligations to the Trust could be limited by restrictions under its debt agreements.

•

Trust unitholders have limited ability to enforce provisions of the Conveyance creating the Net Profits Interest, and Boaz Energy’s liability to the Trust is limited.

•

Boaz Energy may sell Trust units in the public or private markets, and such sales could have an adverse impact on the trading price of the Trust units.

•

The trading price for the Trust units may not reflect the value of the Net Profits Interest held by the Trust.

•

Courts outside of Delaware may not recognize the limited liability of the Trust unitholders provided under Delaware law.

•

For as long as the Trust is an emerging growth company and a smaller reporting company, it will not be required to comply with certain disclosure requirements that apply to other public companies.

•

The operations of the Underlying Properties are subject to complex federal, state, local and other laws and regulations, including environmental laws and regulations, that could adversely affect the cost, manner or feasibility of conducting operations on them or result in significant costs and liabilities, which could reduce the amount of cash available for distribution to Trust unitholders.

•

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in Boaz Energy incurring increased costs, additional operating restrictions or delays and fewer potential drilling locations.

•

The adoption and implementation of international, federal or state climate change legislation or regulations could result in increased operating costs for Boaz Energy and reduced demand for the oil, natural gas and NGLs that Boaz Energy produces.

•

The potential physical effects of climate change could disrupt production on the Underlying Properties and cause Boaz Energy and other third-party operators to incur significant costs, thereby reducing cash distributable to Trust unitholders.

•

Additional restrictions on drilling activities intended to protect certain species of wildlife may adversely affect Boaz Energy’s and other third-party operators' ability to conduct drilling activities.

•

The business of Boaz Energy could be negatively affected by various security threats, including cybersecurity threats, and other disruptions.

•

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

•

Trust unitholders are required to pay U.S. federal income taxes on their share of the Trust’s income, even if they do not receive any cash distributions from the Trust.

•

A portion of any gain recognized on the disposition of the Trust units could be taxed as ordinary income.

•

The Trust generally allocates its items of income, gain, loss and deduction between transferors and transferees of the Trust units based upon the monthly record date.  The IRS may challenge this treatment.

•

If the Trust cannot meet the New York Stock Exchange continued listing requirements, the NYSE may delist the Trust units.

BUSINESS AND OPERATING RISKS

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

•

the effect of public health concerns such as the COVID-19 pandemic and any government response thereto;

•

political and economic conditions in or affecting other oil and natural gas producing regions or;

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

•

acts of force majeure.

Lower prices of oil and natural gas will reduce profits to which the Trust is entitled and therefore the cash available for distribution to unitholders and may ultimately reduce the amount of oil and natural gas that is economic to produce from the Underlying Properties. The volatility of oil and natural gas prices during the COVID-10 pandemic also reduces the predictability of future cash distributions to unitholders. Low oil, natural gas and natural gas liquids prices have resulted in and may result in future periods of reduced net proceeds to which the Trust is entitled. This could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders, and may ultimately reduce the amount of oil and natural gas that is economic to produce from the Underlying Properties. Sustained lower prices of oil and natural gas could also negatively affect the price of the Trust units and the qualification of the Trust units to remain listed on the New York Stock Exchange.

Because the monthly distributions correlate with the net profits generated each month after payment of costs and expenses related to the Underlying Properties (including direct operating expenses and development expenses), future monthly distributions paid to the Trust unitholders will vary significantly from month to month and may be zero in any given month. Boaz Energy entered into derivative put option contracts with respect to expected oil production in 2018 and 2019, however, those contracts have expired as of December 31, 2019 and Boaz Energy has not entered into any derivative contracts relating to oil and natural gas volumes expected to be produced after December 31, 2019. The terms of the Conveyance prohibit Boaz Energy from entering into new hedging arrangements burdening the Trust or the Underlying Properties. As a result, the amount of cash distributions have been and will continue to be subject to a greater fluctuation after December 31, 2019 due to changes in oil and natural gas prices.

The COVID-19 pandemic and efforts to contain the virus have adversely affected and could continue to adversely affect the operators of the Underlying Properties, the Net Profits Interest and the cash available for distribution to unitholders.

The COVID-19 pandemic and response efforts to contain the pandemic are unprecedented and continuing through the beginning of 2021. A rapid and sharp decline in oil prices occurred in the first quarter of 2020 and oil prices remained depressed through the second, third and fourth quarters of 2020.  The extent and duration of curtailed economic activity, including business and operational disruptions, closures, limitations and restrictions on travel, and supply chain and workforce disruptions, is unknown and continues affect the operators of the Underlying Properties and production activity.  It is not possible to reliably estimate the impact the COVID-19 pandemic will have on future periods. The value of the Net Profits Interest and the Trust’s ultimate cash available for distribution is highly dependent on the financial condition of Boaz Energy and other third-party operators, oil and natural gas prices, supply and demand, and other factors, which are being negatively impacted by the COVID-19 pandemic.  Boaz Energy shut in production of certain wells during May 2020 and resumed normal production operations in early June 2020.  Boaz Energy or any third-party operator of the Underlying Properties could, in future periods, shut in or curtail production from wells on the Underlying Properties or plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices, without the consent of the Trust or the Trust unitholders. Substantial declines in and extended periods of decreased economic activity and depressed oil, natural gas and natural gas liquids prices have previously resulted in and may result in reductions in the amount of oil and natural gas that is economic to produce from the Underlying Properties, reduced net proceeds to which the Trust is entitled, and elimination of cash available for distribution to Trust unitholders for an unknown period of time.

The ultimate impact of COVID-19 will depend on future developments, which are highly uncertain, difficult to predict and largely outside of the Trust’s control, including, among others, the continued spread, duration and severity of the pandemic outbreak and any subsequent wave or waves of outbreaks; the consequences of governmental and other measures designed to prevent the spread of or effectively treat the virus; workforce availability; and the timing and extent to which normal economic and operating conditions resume.

To the extent COVID-19 adversely affects production from the Underlying Properties or the business, results of operations and financial condition of the operators of the Underlying Properties, it may also have the effect of heightening many of the other risks described in this Form 10-K.

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

The value of the Trust units and the amount of future cash distributions to the Trust unitholders will depend on, among other things, the accuracy of the reserves and future production estimated to be attributable to the Trust’s interest in the Underlying Properties. It is not possible to measure underground accumulations of oil and natural gas in an exact way, and estimating reserves is inherently uncertain. Ultimately, actual production and revenues for the Underlying Properties could vary both positively and negatively and in material amounts from the estimates contained in the reserve reports. Furthermore, direct operating expenses and development expenses relating to the Underlying Properties could be substantially higher than current estimates. Petroleum engineers are required to make subjective estimates of underground accumulations of oil and natural gas based on factors and assumptions that include:

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

The amount of cash available for distribution by the Trust depends in part on access to and operation of gathering, transportation and processing facilities on commercially reasonable terms or otherwise. Any limitation in the availability of those facilities could interfere with sales of oil and natural gas production from the Underlying Properties.

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

FINANCIAL RISKS

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

The Trustee reviews the Trust’s Net Profits Interest in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying value of the Net Profits Interest may not be recoverable. In general, neither the Trustee nor Boaz Energy view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicate that the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the Net Profits Interest to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the Net Profits Interest are less than the Net Profits Interest carrying value, the Trust would recognize an impairment loss for the difference between the Net Profits Interest carrying value and the estimated fair value of the Net Profits Interest. The determination as to whether the Net Profits Interest is impaired is based on the best information available to the Trustee at the time of the evaluation, including information provided by Boaz Energy such as estimates of future production and development and operating expenses.

An increase in the differential between the price realized by Boaz Energy for oil or natural gas produced from the Underlying Properties and the NYMEX or other benchmark price of oil or natural gas could reduce the profits to the Trust and, therefore, the cash distributions by the Trust and the value of Trust units.

The prices received for Boaz Energy’s oil and natural gas production have generally been lower than the relevant benchmark prices, such as NYMEX. The difference between the price received and the benchmark price is called a basis differential. The differential may vary significantly due to market conditions, the quality and location of production and other factors, including a regional oversupply of oil in the Permian Basin due to current take-away constraints. Boaz Energy cannot accurately predict oil or natural gas differentials in the future. Increases in the differential between the realized price of oil and natural gas and the benchmark price for oil and natural gas could reduce the profits to the Trust, the cash distributions by the Trust and the value of the Trust units.

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

RISKS RELATED TO THE STRUCTURE OF THE TRUST

The Trust is passive in nature and neither the Trust nor the Trust unitholders have any ability to influence Boaz Energy and other third-party operators or control the operation or development of the Underlying Properties.

The Trust units are a passive investment that entitle the Trust unitholder to only receive cash distributions from the Net Profits Interest conveyed to the Trust. Trust unitholders have no voting rights with respect to Boaz Energy and, therefore, have no managerial, contractual or other ability to influence Boaz Energy’s or other third-party operators’ activities or the operations of the Underlying Properties. Boaz Energy operated approximately 85% of the production from the Underlying Properties as of December 31, 2020 and is generally responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect such properties.  Boaz Energy may take actions that are in its own interest that may be different from the interests of the Trust. The failure of Boaz Energy or any other third-party operator to conduct its operations, discharge its obligations and comply with regulatory requirements could have an adverse effect on the net profits payable to the Trust.

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

The Trustee must sell the Net Profits Interest and dissolve the Trust if the holders of 75% of the outstanding units approve the sale of the Net Profits Interest or approve the dissolution of the Trust or if the Trust is judicially dissolved. The Trustee must also sell the Net Profits Interest and dissolve the Trust if the annual gross profits from the Underlying Properties attributable to the Net Profits Interest are less than $2.0 million for each of any two consecutive years. The Trust will receive the net proceeds of any such sale, and will distribute such proceeds to its unitholders after deducting Trust expenses.

Conflicts of interest could arise between Boaz Energy and its affiliates, on the one hand, and the Trust and the Trust unitholders, on the other hand.

As working interest owners in, and the operator of substantially all of the production from the Underlying Properties, Boaz Energy and its related parties could have interests that conflict with the interests of the Trust and the Trust unitholders. For example:

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

Boaz Energy’s ability to perform its obligations to the Trust could be limited by restrictions under its debt agreements.

Boaz Energy has various contractual obligations to the Trust under the Trust Agreement and Conveyance. Restrictions under Boaz Energy’s debt agreements, including certain covenants, financial ratios and tests, could impair its ability to fulfill its obligations to the Trust. The requirement that Boaz Energy comply with these restrictive covenants and financial ratios and tests may materially adversely affect its ability to react to changes in market conditions, take advantage of business opportunities it believes to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in its business which may, in turn, impair Boaz Energy’s operations and its ability to perform its obligations to the Trust under the Trust Agreement and Conveyance. If Boaz Energy is unable to perform its obligations to the Trust under the Trust Agreement or Conveyance, it could have a material adverse effect on the Trust.

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

RISKS RELATED TO OWNERSHIP OF THE TRUST UNITS

If the Trust cannot meet the New York Stock Exchange continued listing requirements, the NYSE may delist the Trust units.

Under the continued listing requirements of the NYSE, a company will be considered to be out of compliance with the exchange’s minimum price requirement if the company’s average closing price over a consecutive 30 trading day period (“Average Closing Price”) is less than $1.00 (the “Minimum Price Requirement”). Under NYSE rules, a company that is out of compliance with the Minimum Price Requirement has a cure period of six months to regain compliance if it notifies the NYSE within 10 business days of receiving a deficiency notice of its intention to cure the deficiency. A company may regain compliance if on the last trading day of any calendar month during the cure period the company has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30-trading-day period ending on the last trading day of that month. If at the expiration of the cure period, both a $1.00 closing share price on the last trading day of the cure period and a $1.00 average closing share price over the 30-trading-day period ending on the last trading day of the cure period are not attained, the NYSE will commence suspension and delisting procedures. If delisted by the NYSE, a company’s shares may be transferred to the over-the-counter (“OTC”) market, a significantly more limited market than the NYSE, which could affect the market price, trading volume, liquidity and resale price of such shares. Securities that trade on the OTC markets also typically experience more volatility compared to securities that trade on a national securities exchange. During the cure period, the company’s shares would continue to trade on the NYSE, subject to compliance with other continued listing requirements.

Boaz Energy may sell Trust units in the public or private markets, and such sales could have an adverse impact on the trading price of the Trust units.

Boaz Energy holds an aggregate of 5,878,332 Trust units, as of March 31, 2021. Boaz Energy may sell Trust units in the public or private markets, and any such sales could have an adverse impact on the price of the Trust units or on any trading market that may develop. The Trust has granted registration rights to Boaz Energy and its affiliates and their respective transferees, which, if exercised, would facilitate sales of Trust units by Boaz Energy or its owners, as applicable.

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

LEGAL, ENVIRONMENTAL AND REGULATORY RISKS

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

Some scientists have concluded that increasing concentrations of GHGs in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events. Extreme weather conditions can interfere with production on the Underlying Properties and increase Boaz Energy’s operating expenses.  Such damage or increased expenses from extreme weather may not be fully insured.  If any such effects were to occur, they could have an adverse effect on Boaz Energy’s results of operations and, as a result, the cash distributable to Trust unitholders.

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

CYBERSECURITY RISKS

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

In addition to the risks presented to Boaz Energy’s systems and networks, cyber-attacks affecting oil and natural gas distribution systems maintained by third parties, or the networks and infrastructure on which they rely, could delay or prevent delivery to markets. A cyber-attack of this nature would be outside the Boaz Energy’s ability to control, but could have a material adverse effect on Boaz Energy’s business, financial condition and results of operations, and could have a material adverse effect on the Trust.

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

The Underlying Properties consist of long-life reserves in mature, conventional oil fields with established decline curves. As of December 31, 2020, the Underlying Properties had proved reserves of 7.9 MMBoe and 58% of the volumes and 66% of PV-10 value were attributable to proved developed reserves. Approximately 91% of the 7.9 MMBoe of proved reserves, based on PV-10 value, were operated by Boaz Energy. For more information regarding changes in proved reserves, see Note 12 to the financial statements included in Item 8 of this Annual Report.

Major Producing Areas

The Underlying Properties consist of the following four operating areas:

The Permian Clearfork area consists of 2,434 net acres on the Central Basin Platform of the Permian Basin in Hockley and Terry Counties, Texas. A majority of the production in the Permian Clearfork area comes from wells in the Kingdom Clearfork field, which primarily produce from the Clearfork formation. Boaz Energy's waterflooding operations were first implemented in the Kingdom Clearfork field in March 2015. As of December 31, 2020, Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”) estimates the Underlying Properties in the Permian Clearfork to have 1.2 MMBoe of total proved reserves, 48% of which are proved developed reserves. Decreased reserves in the Permian Clearfork area were primarily the result of a negative price revision.

The Permian Abo area consists of 1,667 net acres on the Central Basin Platform of the Permian Basin in Terry and Cochran Counties, Texas. A majority of the production in the Permian Abo area comes from wells in the Kingdom Abo field, which primarily produce from the Abo formation. In 2011, a waterflood pilot program was implemented in the North West Terry Abo unit (“NWTA”) located in the Kingdom Abo field that converted one producing well to an injection well. Boaz Energy fully converted the field to water injection upon purchasing the NWTA in June 2016, and in January 2017 installed a new injection pump that added an additional injection capacity of 2,500 barrels of water per day. In August 2017, NWTA 313 demonstrated initial waterflood response. As of December 31, 2020, Cawley Gillespie estimates the Underlying Properties in the Permian Abo to have 0.6 MMBoe of total proved reserves, 84% of which are proved developed reserves.

The Permian Shelf area consists of 14,727 net acres on the Eastern Shelf of the Permian Basin in Glasscock, Schleicher, Stonewall and Coke Counties, Texas. A significant portion of the production in the Permian Shelf area comes from wells in the Fort McKavitt and Flowers fields, which primarily produce from the Canyon formation. As of December 31, 2020, Cawley Gillespie estimates the Underlying Properties in the Permian Shelf to have 0.9 MMBoe of total proved reserves, 45% of which are proved developed reserves.

The Permian Platform area consists of 4,169 net acres on the Central Basin Platform of the Permian Basin in Ward, Crane, Terry and Ector Counties, Texas. The properties primarily produce from the Clearfork, San Andres, and Devonian formations. As of December 31, 2020, Cawley Gillespie estimates the Underlying Properties in the Permian Platform to have 0.4 MMBoe of total proved reserves, 94% of which are proved developed.

Oil and Natural Gas Data

Proved Reserves

Cawley Gillespie, independent petroleum and geological engineers, estimated crude oil and natural gas (including natural gas liquids) proved reserves of the Underlying Properties’ full economic life and for the Trust life as of December 31, 2020. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the estimates. In addition, the reserves and net revenues attributable to the Net Profits Interest include only 80% of the reserves attributable to the Underlying Properties that are expected to be produced within the term of the Net Profits Interest. The technical person primarily responsible for overseeing the review of the third-party reserve reports is Casey Morton, Boaz Energy's Executive Vice President, Engineering. Mr. Morton received a Bachelor of Science in Petroleum Engineering from Texas Tech University in 2003. Prior to joining Boaz Energy, Mr. Morton served as an engineer for Netherland, Sewell & Associates from September 2008 to January 2012. Mr. Morton has over 17 years of experience working in various capacities in the energy industry, including acquisition analysis, reserve estimation, reservoir engineering and operations engineering. Mr. Morton is a Registered Professional Engineer in the State of Texas (License No. 107582). Mr. Morton consults regularly with Cawley Gillespie during the reserve estimation process to review properties, assumptions and relevant data.

The independent petroleum engineer’s report as to the proved oil and natural gas reserves as of December 31, 2020 was prepared by Cawley Gillespie. Cawley Gillespie, whose firm registration number is F-693, was founded in 1961 and is a leader in the evaluation of oil and gas properties. The technical person at Cawley Gillespie primarily responsible for overseeing the reserve estimates with respect to the Underlying Properties and the Net Profits Interest attributable to the Trust is Mr. Zane Meekins. Mr. Meekins has been a practicing consulting petroleum engineer at Cawley Gillespie since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 33 years of practical experience in petroleum engineering, with over 31 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

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

The following table summarizes estimated proved reserve quantities and PV-10 attributable to the Trust as of December 31, 2020:

	Trust Net Profits Interest
	Oil	Natural Gas(1)	Total(2)	PV-10(3)(4)
	(MBbls)	(MMcf)	(MBoe)	(in thousands)
Proved Developed	1,596.8	1,640.7	1,870.2	$35,727.4
Proved Undeveloped	1,155.9	611.3	1,257.7	18,138.2
Total Proved	2,752.7	2,252.0	3,127.9	$53,865.6

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

(4)

For 2020, $1.985 per MMBtu of natural gas and $39.57 per Bbl of oil were used in determining future net revenue.

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

Estimates of proved reserves were prepared in accordance with guidelines prescribed by the SEC and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions based upon the annual average Henry Hub spot market gas price and the average annual WTI Cushing spot market price for oil.  These prices are determined as an unweighted arithmetic average of the first-day-of-the-month commodity price for the twelve months prior to the effective date of the evaluation. All prices are then further adjusted for quality, transportation fees and regional price differentials.

Information concerning changes in net proved reserves attributable to the Trust, and the calculation of the standardized measure of the related discounted future net revenues is contained in the notes to the financial statements of the Trust included in this Form 10-K. Boaz Energy has not filed reserve estimates covering the Underlying Properties with any other federal authority or agency.

Proved Undeveloped Reserves (PUDs)

The following table summarizes the changes in estimated proved undeveloped reserves of the Trust for the year ended December 31, 2020:

	Oil (MBbls)(1)	Natural Gas (MMcf)(1)	Total (MBoe)
Proved Undeveloped Reserves:
Balance, December 31, 2019	2,266.2	1,118.4	2,452.6
Conversions into proved developed reserves	0	0	0
Revisions of previous estimates	(1,110.3)	(507.1))	(1,194.9)
Extensions and discoveries	0	0	0
Acquisition of reserves	0	0	0
Balance, December 31, 2020	1,155.9	611.3	1,257.7

———————

(1)

Reserves for natural gas liquids are included as a component of natural gas reserves.

Changes in proved undeveloped reserves during the year ended December 31, 2020 were revisions to previous estimates primarily due to the extended period of depressed pricing as a result of the COVID-19 pandemic and international disputes over production levels.

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2020 relating to the leasehold acreage associated with the Underlying Properties. Developed acreage consists of acreage spaced or assigned to productive wells and does not include undrilled acreage held by production under the terms of the lease. Undeveloped acreage is defined as acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.

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

Producing Wells Count

The table below summarizes the producing wells on the Underlying Properties as of December 31, 2020. Although many of these wells produce both oil and natural gas, a well is categorized as an oil well or a natural gas well based upon the ratio of oil to natural gas production. All wells in the table below are oil wells except for 4 gross (2.6 net) natural gas wells.

	Wells(1)
	Gross Wells(2)	Net Wells(3)
Permian Clearfork	64.0	59.8
Permian Abo	54.0	46.0
Permian Shelf	204.0	172.0
Permian Platform	181.0	50.7
Total	503.0	328.5

———————

(1)

Boaz Energy's total gross wells associated with the Underlying Properties include 324 operated wells and 179 non-operated wells.

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

	Year Ended December 31,
	2020		2019		2018
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive	18.0	2.2	31.0	3.3	24.0	2.1
Dry holes	0	0	0	0	1.0	0.1
Exploratory Wells:
Productive	0	0	0	0	0	0
Dry holes	0	0	0	0	0	0
Total:
Productive	18.0	2.2	31.0	3.3	24.0	2.1
Dry holes	0	0	0	0	1.0	0.1

During 2020, there were 18 gross (2.2 net) producing wells and 0 injection wells drilled, and 3 producing wells converted into injection wells on the Underlying Properties. During 2019, there were 31 gross (3.3 net) producing wells and 0 injection wells drilled, and 3 producing wells converted into injection wells on the Underlying Properties. During 2018, there were 24 gross (2.1 net) producing wells and 0 injection wells drilled, and 0 producing wells converted into injection wells on the Underlying Properties. As of March 31, 2021, there were no producing wells in the process of being drilled by Boaz Energy.

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

Oil and Natural Gas Production

The following table presents the oil and natural gas sales volumes, average sales prices and average costs per Boe for the Underlying Properties on a historical basis for the years ended December 31, 2020, 2019 and 2018. All production derived from the Underlying Properties is from the Permian Basin.

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Production volumes(1):
Oil (MBbls)	461.6	557.5	506.9
Natural Gas (MMcf)	572.5	605.4	562.8
Total (MBoe)	557.0	658.4	600.7
Average net daily production (Boe/d)	1,526.1	1,803.8	1,645.8
Average realized sales prices:
Oil ($/Bbl)	$40.56	$51.06	$58.91
Natural gas ($/Mcf)	$1.59	$2.14	$4.27
Average price per Boe	$35.24	$45.44	$53.81
Average expenses per Boe:
Lease operating expense	$9.14	$8.17	$7.26
Severance and ad valorem taxes	$3.87	$4.01	$4.70
Total operating expenses per Boe	$11.60	$12.18	$11.96

———————

(1)

Production from the Kingdom Clearfork field during the years ended December 31, 2020, 2019 and 2018 was 106, 142 and 191 MBoe, respectively, consisting of 105, 140 and 189 MBbls of oil, respectively, and 0.6, 8.7 and 13.6 MMcf of natural gas, respectively. Production from the Kingdom Abo field during the years ended December 31, 2020, 2019 and 2018 was 76, 98 and 109 MBoe, respectively, consisting solely of oil. Such fields are the only fields that contain 15% or more of the total proved reserves attributable to the Underlying Properties as of December 31, 2020, 2019 and 2018.

Production costs for oil and natural gas attributable to the Underlying Properties for the years ended December 31, 2020 and 2019, were as follows:

	Year Ended
	2020	2019	2018
Costs
Severance Tax	$771,071	$942,435	$1,515,691
Ad Valorem Tax	1,387,883	1,694,887	1,309,823
Lease Operating Expense	5,094,138	5,375,666	4,359,750
Development costs	4,235,226	6,842,669	2,781,854
Direct Operating Expense	1,372,366	2,214,828	1,426,474
Other	2,911,439	1,494,139	1,219,250
Total costs	$15,772,122	$18,564,624	$12,612,842

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

Item 3.  Legal Proceedings

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants.  The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC.  The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases.  The litigation seeks surface use damages and alleges violations of the terms of the leases, among other things. While it is not yet possible to estimate any potential loss or range of loss, Boaz Energy has advised the Trustee that it does not anticipate the litigation will materially affect the Trust.  On January 3, 2020, Lawrence M. Marston joined the lawsuit as a plaintiff alleging surface damage claims against Blackbeard and Goodnight Midstream Permian, L.L.C., but not against the Trust.  On January 17, 2020, the Trust and the other defendants filed a motion for summary judgment, which would dispose of the claims against the Trust if granted.  After delays related to COVID-19, a hearing on the summary judgment motions filed by the Defendants and Goodnight was held on August 27, 2020.  As of March 31, 2021, the court had not yet ruled on the motion for summary judgment. A mediation was conducted on November 10, 2020, but no settlement was reached.  The discovery period closed in January 2021.  Counsel for the defendants reported that during discovery, plaintiffs appeared to concede several points related to their claim against the Trust in responses to request for disclosure and a deposition of the Marston Trust’s manager, including that the Trust and the other defendants are entitled to retain 40-acres around each producing well as defendants have contended all along.  However, plaintiffs have not formally amended their pleading or otherwise non-suited any claim against the Trust.  Consequently, the Trust and the other defendants filed a second summary judgment motion pointing out, in part, that plaintiffs appear to have conceded portions of their claim against the Trust and the other defendants regarding the trespass to try title claim.  That motion is set for hearing on April 1, 2021.  Trial is presently set for May 3, 2021.  The parties are presently engaged in pre-trial preparation with pre-trial exchange deadlines of March 26, 2021, and April 16, 2021, and preparing for the April 1, 2021 summary judgment hearing.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

The Trust units are listed on the New York Stock Exchange (“NYSE”) under the symbol “PRT.” On March 25, 2021, there were 12,165,732 Trust units outstanding held by 14 unitholders of record, including 6,261,000 held by beneficial owners whose shares are held in street name by brokers and nominees.

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

Although the Trust was formed on November 22, 2017, the conveyance of the Net Profits Interest did not occur until May 4, 2018, with an effective date of January 1, 2018, and no proceeds were received by the Trust from Boaz Energy during the first four months of 2018. As a result, the Trust did not recognize any income or make any distributions during the first four months of 2018.

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

Oil prices increased during the first quarter of 2021 following an extended period of depressed pricing primarily due to the ongoing COVID-19 pandemic. It is unclear whether the price increases will continue or whether prices will level out or decline once again.  Low oil and gas prices on production from the Underlying Properties could cause (i) a reduction in the amount of net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders and (ii) a reduction in the amount of oil and natural gas that are economic to produce from the Underlying Properties.  As discussed below, all derivative contracts expired as of December 31, 2019 and the terms of the Conveyance prohibit Boaz Energy from entering into new hedging arrangements. Consequently, the amount of cash contributions to the Trust have been and will continue to be subject to even greater fluctuation after December 31, 2019.

2020 Recap and 2021 Outlook

In 2020, Boaz Energy maintained waterflood operations where prudent and continued to participate in Permian Platform drilling proposed by non-operating partners. Oil prices declined sharply in the first quarter of 2020 in response to the economic effects of the COVID-19 pandemic and international disputes over production levels. The effects of the global pandemic have resulted in continuing volatility for commodity prices. Such factors, if they persist, could adversely affect the operators of the Underlying Properties, production from the Underlying Properties and distributions to Trust unitholders.

In 2021, Boaz Energy plans to expand waterflood operations in the Permian Platform, Clearfork and Abo areas and participate in non-operated drilling in the Permian Platform.  Boaz Energy will also drill several operated wells in the Permian Clearfork and Permian Platform areas.

RESULTS OF OPERATIONS

Distributable Income

	Year Ended December 31,
	2020	2019	2018
Net profits income	$3,183,622	$10,439,020	$16,229,480
Interest income	4,534	10,640	9,305
Total revenue	3,188,156	10,449,660	16,238,785
Expenditures – general and administrative	(877,952)	(1,011,289)	(648,930)
Cash reserves	(400,000)	(600,000)	(0)
Distributable income	$1,910,204	$8,838,371	$15,589,855
Distributable income per unit (12,165,732 Trust units)	$0.157014	$0.726501	$1.281456

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the year ended December 31, 2020 were as follows:

Record Date	Payment Date	Distribution per Unit
January 31, 2020	February 14, 2020	$0.032164
February 28, 2020	March 13, 2020	0.051115
March 31, 2020	April 14, 2020	0.014951
April 30, 2020	May 14, 2020	0.000000
May 29, 2020	June 12, 2020	0.000000
June 30, 2020	July 14, 2020	0.000000
July 31, 2020	August 14, 2020	0.000000
August 31, 2020	September 15, 2020	0.000000
September 30, 2020	October 15, 2020	0.010000
October 30, 2020	November 16, 2020	0.013487
November 30, 2020	December 14, 2020	0.020383
December 31, 2020	January 15, 2021	0.014914
		$0.157014

Years Ended December 31, 2020 and 2019

The decrease in net profits income was primarily due to decreased oil and natural gas prices. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

Interest Income. Interest income decreased for the year ended December 31, 2020, as compared to the prior year, primarily due to less cash available to invest.

General and Administrative Expenditures. General and administrative expenditures decreased for the year ended December 31, 2020, as compared to the prior year, primarily because of lower legal expenses.

Cash Reserves.  Pursuant to the Trust Agreement, the Trustee was authorized to begin retaining cash reserves for administrative expenses beginning in May 2019. In April 2020, the cash reserves retained reached $1,000,000 and no further cash reserves have been retained by the Trustee for the remainder of 2020.  As of December 31, 2020, the Trustee continued to hold the previously retained $1,000,000 in cash reserves.

Years Ended December 31, 2019 and 2018

The decrease in net profits income was primarily due to decreased oil and natural gas prices and increased development costs. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

Interest Income. Interest income increased slightly for the year ended December 31, 2019, as compared to the prior year, primarily due to cash reserves beginning in May 2019, and also due to the increased number of days invested in 2019 compared to 2018 when the Trust’s IPO was completed in May 2018 resulting in only eight months for interest income in the year ended December 31, 2018.

General and Administrative Expenditures. General and administrative expenditures increased for the year ended December 31, 2019, as compared to the prior year, primarily because the Trust’s IPO was completed in May 2018 resulting in only eight months of general and administrative expenditures in the year ended December 31, 2018.

Cash Reserves.  Pursuant to the Trust Agreement, the Trustee was authorized to begin retaining cash reserves for administrative expenses beginning in May 2019; therefore, no cash reserves were recorded for the year ended December 31, 2018.

Computation of Income from the Net Profits Interest Received by the Trust

The table below outlines the computation of income from the Net Profits Interest received by the Trust for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Underlying Properties sales volumes(1):
Oil (Bbl)	461,558	557,448	506,926
Natural gas (Mcf)(2)	572,552	605,432	562,757
NYMEX price:
Oil (per Bbl)	$41.78	$55.69	$65.56
Natural gas (per MMBtu)	2.08	2.58	3.10
Average realized sales price:
Oil (per Bbl)	$40.56	$51.06	$58.91
Natural gas (per Mcf)	1.59	2.14	4.27

	Year Ended December 31,
	2020	2019	2018
Calculation of net profits:
Gross profits:
Oil sales	$18,721,958	$28,467,654	$29,935,072
Natural gas sales	908,162	1,298,094	2,391,358
Other revenue	121,531	151,013	132,233
Divestitures (Qualified De Minimis Sale)	0	0	234,341
Total gross profits	19,751,651	29,916,761	32,693,004
Costs:
Direct operating expenses	1,372,366	2,214,828	1,426,474
Lease operating expenses	5,094,138	5,375,666	4,359,750
Severance and ad valorem taxes(3)	2,158,954	2,637,322	2,825,514
Development expenses	4,235,226	6,842,669	2,781,854
Other expenses	2,618,264	1,494,139	1,219,250
Total costs	(15,478,948)	(18,564,624)	(12,612,842)
Settlement of derivative contracts(4)	0	688,562	206,688
Net profits	4,272,703	12,040,699	20,286,850
Percentage allocable to Net Profits Interest	80%	80%	80%
Net profits income (before capital reserve)	3,418.162	9,632,560	16,229,480
Capital Reserve(5)	(222,157)	0	0
Operator advance(6)	0	822,000	0
Interest paid to the Trust pursuant to a Compliance audit	11,617	0	0
Net profits interest audit fee	(24,000)	(15,540)	0
Net profits income received by the Trust	$3,183,622	$10,439,020	$16,229,480

———————

(1)

Annual sales volumes for 2020 reflect production volumes for November 2019 through October 2020.  Annual sales volumes for 2019 reflect production volumes for November 2018 through October 2019. Because the Trust’s first distribution in May 2018 reflected production from January and February of 2018, annual sales volumes for 2018 reflect production volumes for January 2018 through October 2018.

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

(5)

Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development expenses. In February and March 2020, Boaz Energy held back $500,000 net to the Trust and $242,000 net to the Trust, respectively.  Those funds were applied against the balance of funds previously advanced by Boaz Energy in 2019.  In April 2020, Boaz Energy held back $305,502 net to the Trust, which was applied in part to recoupment of the $80,000 net to the Trust balance of previously advanced funds, and the remaining $225,502 net to the Trust was reserved for certain taxes and future development expenses. In May 2020, Boaz Energy held back $254,868 net to the Trust as reserve for future expenses as well.  Then, in June 2020, Boaz Energy applied $287,649 net to the Trust of funds previously reserved in April and May 2020. In July 2020, Boaz Energy applied $192,721 net to the Trust of funds previously reserved toward taxes and development expenses, plus made an advancement from Boaz Energy to the Trust in the amount of $140,606.  Then, in August 2020, Boaz Energy held back $320,960 net to the Trust, which was applied in part to recoupment of the $140,606 net to the Trust balance of previously advanced funds, and the remaining $180,354 net to the Trust was reserved for certain future taxes and development expenses. In September and October of 2020, Boaz Energy held back $117,802 and $104,000 net to the Trust, respectively.  Then in November and December of 2020, Boaz Energy applied previously reserved funds in the amount of  $80,000 and 100,000 net to the Trust, respectively to cover capital costs.  As of December 31, 2020, the balance of funds held back to cover certain future capital expenses was $222,157 net to the Trust. Boaz Energy held back $553,000 net to the Trust in 2019.  Those accumulated reserves were subsequently expended as development costs in 2019.

(6)

Boaz Energy advanced $822,000 net to the Trust in 2019 to cover capital costs of a new well to be operated by Boaz Energy in Terry County.

Years Ended December 31, 2020 and 2019

Important factors used in calculating the Trust’s net profits income include the volumes of oil and gas produced from the Underlying Properties and the realized prices received for the sale of those minerals, including natural gas liquids, as well as direct operating and development expenses.

Sales Volumes

Oil.  Oil sales volumes decreased for the year ended December 31, 2020 as compared to the prior year. This was primarily due to significantly lower sales prices and well shut-ins during the early months of the COVID-19 pandemic.

Natural Gas.  Natural gas sales volumes decreased for the year ended December 31, 2020 as compared to the prior year. This was primarily due to significantly lower sales prices as compared to the prior year.

Sales Prices

Oil.  The average realized oil price per Bbl decreased for the year ended December 31, 2020 as compared to the prior year. The average realized oil price per Bbl for the year ended December 31, 2020 is primarily related to production from November 2019 through October 2020, when the average NYMEX price was $41.78 per Bbl.

Natural Gas. The average realized natural gas price per Mcf decreased for the year ended December 31, 2020 as compared to the prior year. The average realized natural gas price per Mcf for the year ended December 31, 2020 is primarily related to production from November 2019 through October 2020, when the average NYMEX price was $2.08 per Mcf. Boaz Energy reported in 2019 that its natural gas pricing was affected in the Permian Basin where robust drilling activities have resulted in an oversupply of ethane and other natural gas liquids produced in conjunction with the oil and natural gas produced in those activities, requiring Boaz Energy to incur costs to dispose of those excess natural gas liquids.

Costs

Direct Operating Expenses.  Direct operating expenses decreased for the year ended December 31, 2020 as compared to the prior year primarily due to fewer workovers done during a period of low pricing in order to maintain positive cash flow.

Lease Operating Expenses.  Lease operating expenses decreased for the year ended December 31, 2020 as compared to the prior year primarily due to the fact that some wells were shut in during the early months of the COVID-19 pandemic.

Severance and Ad Valorem Taxes. Severance and ad valorem taxes decreased for the year ended December 31, 2020 as compared to the prior year primarily due to lower sales volumes.

Development Expenses Related to the Underlying Properties. Development expenses related to the Underlying Properties decreased for the year ended December 31, 2020 as compared to the prior year because of a decrease in development activity during the year ended December 31, 2020, primarily due to decreases in oil and natural gas sales prices.

Other Expenses.  Other expenses increased for the year ended December 31, 2020 due to an increase in operator reserves for future capital expense as compared to 2019.

Capital Reserve and Operator Advance. Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development expenses.  In February and March 2020, Boaz Energy held back $500,000 net to the Trust and $242,000 net to the Trust, respectively. Those funds were applied against the balance of funds previously advanced by Boaz Energy in 2019. In April 2020, Boaz Energy held back $305,502 net to the Trust, which was applied in part to recoupment of the $80,000 net to the Trust balance of previously advanced funds, and the remaining $225,502 net to the Trust was reserved for certain taxes and future development expenses. In May 2020, Boaz Energy held back $254,868 net to the Trust as reserve for future expenses as well.  Then, in June 2020, Boaz Energy applied $287,649 net to the Trust of funds previously reserved in April and May 2020. In July 2020, Boaz Energy applied $192,721 net to the Trust of funds previously reserved toward taxes and development expenses, plus made an advancement from Boaz Energy to the Trust in the amount of $140,606. Then, in August 2020, Boaz Energy held back $320,960 net to the Trust, which was applied in part to recoupment of the $140,606 net to the Trust balance of previously advanced funds, and the remaining $180,354 net to the Trust was reserved for certain future taxes and development expenses. In September and October of 2020, Boaz Energy held back $117,802 and $104,000 net to the Trust, respectively. Then in November and December of 2020, Boaz Energy applied previously reserved funds in the amount of  $80,000 and 100,000 net to the Trust, respectively to cover capital costs.  As of December 31, 2020, the balance of funds held back to cover certain future capital expenses was $222,157 net to the Trust. Boaz Energy held back $553,000 net to the Trust in 2019.  Those accumulated reserves were subsequently expended as development costs in 2019.

Years Ended December 31, 2019 and 2018

Important factors used in calculating the Trust’s net profits income include the volumes of oil and gas produced from the Underlying Properties and the realized prices received for the sale of those minerals, including natural gas liquids, as well as direct operating and development expenses.

Sales Volumes

Oil.  Oil sales volumes increased for the year ended December 31, 2019 as compared to the prior year. This was primarily due to the two additional production months included in the calculations for the year ended December 31, 2019 as compared to 2018.

Natural Gas.  Natural gas sales volumes increased for the year ended December 31, 2019 as compared to the prior year. This was primarily due to the two additional production months included in the calculations for the year ended December 31, 2019 as compared to 2018.

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

Costs

Direct Operating Expenses.  Direct operating expenses increased for the year ended December 31, 2019 as compared to 2018 primarily due to the two additional production months included in the calculations for the year ended December 31, 2019 as compared to 2018, as well as increased marketing costs attendant to the sale of ethane and other natural gas liquids during the second half of 2019.

Lease Operating Expenses.  Lease operating expenses increased for the year ended December 31, 2019 as compared to 2018 primarily due to the two additional production months included in the calculations for the year ended December 31, 2019 as compared to the prior year.  In addition, Boaz Energy reported that it was more active in conducting workovers during 2019.

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

Capital Reserve and Operator Advance. Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development expenses.  Boaz Energy held back $553,000 net to the Trust in 2019.  Those accumulated reserves were expended in 2019 for development costs of a new well to be operated by Boaz Energy in Terry County, as well as an additional $822,000 net to the Trust of funds advanced by Boaz Energy in 2019. Boaz Energy recouped the advancement in the first four months of 2020.

Derivative Contracts

Income from the Net Profits Interest is exposed to fluctuations in energy prices in the normal scope of business. To mitigate the negative effects of a possible decline in oil prices on distributable income to the Trust, Boaz Energy entered into derivative put option contracts with respect to approximately 100% of expected oil production attributable to the Net Profits Interest during 2018 and 76% of such production during 2020. These derivative contracts consisted of put option contracts with strike prices of $60 per barrel in 2018 and $50 per barrel in 2019. Boaz Energy believes that these put option contracts provided downside protection to the Trust in the event spot prices for crude oil declined below the applicable strike price, while still allowing the Trust to benefit from increasing crude oil prices. If prices for crude oil as quoted on NYMEX declined below the applicable strike prices, Boaz Energy could exercise its put option and would receive payment generally equal to the difference between the applicable strike price and the market price for crude oil at the time of exercise, multiplied by the notional quantity of crude oil hedged under the applicable put option contract being exercised. These contracts expired as of December 31, 2019, and after December 31, 2019, Boaz Energy no longer hedges any of the production attributable to the Underlying Properties.

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

Administrative expenses include the Trustee and Delaware Trustee fees, accounting, engineering, legal, tax advisory and other professional fees, and tax reporting and distribution expenses. The Trust is also responsible for paying other expenses incurred as a result of being a publicly traded entity, including costs associated with annual, quarterly and current reports to the SEC, New York Stock Exchange listing fees, independent auditor fees and registrar and transfer agent fees. If the Trustee determines that cash on hand and cash to be received in respect of the Net Profits Interest are, or will be, insufficient to cover the Trust’s liabilities and expenses, the Trustee may cause the Trust to borrow funds to pay liabilities of the Trust. Pursuant to the Trust Agreement, the Trustee is authorized beginning May 2019 to retain cash from the distributions it receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust. Boaz Energy provided the Trust with a $1.0 million Letter of Credit that could be drawn by the Trust to pay its administrative expenses. The Trustee is permitted to retain cash from distributions in such amount as the Trustee determines but not less than $25,000 per month or more than $100,000 per month until the reserve described in clause (i) equals or exceeds $1.0 million, at which time, the Trustee is required to release the Letter of Credit.  The Letter of Credit expired May 2, 2020 as the Trustee had retained a total of $1,000,000 in cash reserves. As of December 31, 2020, the Trustee continued to hold the previously retained $1,000,000 in cash reserves.

If the Trustee causes the Trust to borrow funds, the Trust unitholders will not receive distributions until the borrowed funds or the amount drawn, as applicable, are repaid.

Boaz Energy Capital Expenditure Budget

Boaz Energy’s estimated capital budget for 2021 for the Underlying Properties is $5.5 million, of which approximately $0.9 million has been expended as of March 17, 2021.  Based on current oil and gas prices, Boaz anticipates continuing to participate in the Crane County non op drilling, waterflood conformance work in both Crane and Terry counties as well as drilling two operated wells in Crane county sometime is 2021.  The majority of capital spent in 2021 to date has been on non-operated drilling and completion operations in Crane County. The $5.5 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, including the ongoing impact of the COVID-19 pandemic on such prices, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects

Boaz Energy’s capital expenditure by the end of 2020 was $4.2 million.

Off-Balance Sheet Arrangements

As of December 31, 2020, the Trust had no off-balance sheet arrangements.

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

Impairment of Net Profits Interest. The Trustee reviews the Trust’s Net Profits Interest in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying value of the Net Profits Interest may not be recoverable. In general, neither the Trustee nor Boaz Energy view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicate that the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the Net Profits Interest to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the Net Profits Interest are less than the Net Profits Interest carrying value, the Trust would recognize an impairment loss for the difference between the Net Profits Interest carrying value and the estimated fair value of the Net Profits Interest. The determination as to whether the Net Profits Interest is impaired is based on the best information available to the Trustee at the time of the evaluation, including information provided by Boaz Energy such as estimates of future production and development and operating expenses.

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

Item 8.  Financial and Supplementary Data

Financial Statements.  The following documents are filed as part of the Trust’s financial statements for the year ended December 31, 2020:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities, and trust corpus of PermRock Royalty Trust (the Trust) as of December 31, 2020 and 2019, and the related statements of distributable income and changes in trust corpus for each of the three years ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2020 and 2019, and the distributable income and changes in trust corpus for each of the three years ended December 31, 2020, in conformity with the modified cash basis of accounting, as described in Note 2 to the financial statements.

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
March 31, 2021

Weaver and Tidwell, L.L.P.
1601 South MoPac Expressway, Suite D250 | Austin, Texas 78746

Main: 512.609.1900

CPAS AND ADVISORS | WEAVER.COM

Statement of Assets, Liabilities, and Trust Corpus

	December 31
	2020	2019
ASSETS
Cash and Short-Term Investments	$1,181,449	$1,215,386
Receivable	0	0
Net Profits Interests	87,916,384	89,043,803
TOTAL	$89,097,833	$90,259,189

	December 31
	2020	2019
LIABILITIES & TRUST CORPUS
Distribution Payable to Unitholders	$181,474	$615,386
Cash Reserves	1,000,000	600,000
Trust Corpus – 12,165,732 Trust Units Issued and Outstanding	87,916,359	89,043,803
TOTAL	$89,097,833	$90,259,189

These Financial Statements should be read in conjunction with the accompanying
Notes to Financial Statements included herein.

Statements of Distributable Income

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Net Profits Income	$3,183,622	$10,439,020	$16,229,480
Interest Income	4,534	10,640	9,305
Total Revenue	3,188,156	10,449,660	16,238,785
Expenditures – General and Administrative	(877,952)	(1,011,289)	(648,930)
Cash Reserves	(400,000)	(600,000)	0
Distributable Income	$1,910,204	$8,838,371	$15,589,855
Distributable Income per Unit – 12,165,732 Trust Units Issued and Outstanding	$0.157014	$0.726501	$1.281456

These Financial Statements should be read in conjunction with the accompanying
Notes to Financial Statements included herein.

Statements of Changes in Trust Corpus

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Trust Corpus, Beginning of Period	$89,043,803	$92,186,176	$10
Conveyance of Net Profits Interest	0	0	95,809,136
Amortization of Net Profits Interest	(1,127,444)	(3,142,373)	(3,622,970)
Distributable Income	1,910,204	8,838,371	15,589,855
Distributions Declared	(1,910,204)	(8,838,371)	(15,589,855)
Trust Corpus, End of Period	$87,916,359	$89,043,803	$92,186,176

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

In May 2018, Boaz Energy completed an initial public offering of 6,250,000 of the 12,165,732 total Trust units outstanding, retaining ownership of 5,915,732 Trust units. As of March 31, 2021, Boaz Energy owned 5,878,332 Trust units of the 12,165,732 Trust units issued and outstanding.

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

•

Amortization of the investment in the Net Profits Interest is calculated on a unit-of-production basis and is charged directly to Trust corpus, and such amortization does not affect distributions from the Trust; and

•

The Trust’s investment in the Net Profits Interest is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost basis. In general, neither the Trustee nor Boaz Energy view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicate the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the Net Profits Interest to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the Net Profits Interest are less than the Net Profits Interest carrying value, the Trust would recognize an impairment loss for the difference between the Net Profits Interest carrying value and the estimated fair value of the Net Profits Interest. The determination as to whether the Net Profits Interest is impaired is based on the best information available to the Trustee at the time of the evaluation, including information provided by Boaz Energy such as estimates of future production and development and operating expenses.

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

4.

Cash Reserves

Pursuant to the Trust Agreement, beginning in May 2019, the Trustee was authorized to begin retaining cash from the distributions the Trust receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust. Boaz Energy provided the Trust with a $1.0 million letter of credit (the “Letter of Credit”) that could be drawn by the Trust to pay administrative expenses of the Trust. The Trustee is permitted to retain cash from distributions in such amount as the Trustee determines but not less than $25,000 per month or more than $100,000 per month until the reserve described in clause (i) equals or exceeds $1.0 million, at which time, the Trustee is required to release the Letter of Credit. The Letter of Credit expired May 2, 2020 as the Trustee had retained a total of $1,000,000 in cash reserves. As of December 31, 2020, the Trustee continued to hold the previously retained $1,000,000 in cash reserves.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development expenses. In February and March 2020, Boaz Energy held back $500,000 net to the Trust and $242,000 net to the Trust, respectively.  Those funds were applied against the balance of funds previously advanced by Boaz Energy in 2019.  In April 2020, Boaz Energy held back $305,502 net to the Trust, which was applied in part to recoupment of the $80,000 net to the Trust balance of previously advanced funds, and the remaining $225,502 net to the Trust was reserved for certain taxes and future development expenses. In May 2020, Boaz Energy held back $254,868 net to the Trust as reserve for future expenses as well.  Then, in June 2020, Boaz Energy applied $287,649 net to the Trust of funds previously reserved in April and May 2020. In July 2020, Boaz Energy applied $192,721 net to the Trust of funds previously reserved toward taxes and development expenses, plus made an advancement from Boaz Energy to the Trust in the amount of $140,606.  Then, in August 2020, Boaz Energy held back $320,960 net to the Trust, which was applied in part to recoupment of the $140,606 net to the Trust balance of previously advanced funds, and the remaining $180,354 net to the Trust was reserved for certain future taxes and development expenses. In September and October of 2020, Boaz Energy held back $117,802 and $104,000 net to the Trust, respectively.  Then in November and December of 2020, Boaz Energy applied previously reserved funds in the amount of  $80,000 and 100,000 net to the Trust, respectively to cover capital costs.  As of December 31, 2020, the balance of funds held back to cover certain future capital expenses was $222,157 net to the Trust. Boaz Energy held back $553,000 net to the Trust in 2019. Those accumulated reserves were subsequently expended as development costs in 2019.

5.

Distributions to Unitholders

The Trust makes monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and any cash reserves, to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Based on 12,165,732 Trust units outstanding at each date listed below, the monthly per unit distributions during the year ended December 31, 2020 were as follows:

Record Date	Payment Date	Distribution per Unit
January 31, 2020	February 14, 2020	$0.032164
February 28, 2020	March 13, 2020	0.051115
March 31, 2020	April 14, 2020	0.014951
April 30, 2020	May 14, 2020	0.000000
May 29, 2020	June 12, 2020	0.000000
June 30, 2020	July 14, 2020	0.000000
July 31, 2020	August 14, 2020	0.000000
August 31, 2020	September 15, 2020	0.000000
September 30, 2020	October 15, 2020	0.010000
October 30, 2020	November 16, 2020	0.013487
November 30, 2020	December 14, 2020	0.020383
December 31, 2020	January 15, 2021	0.014914
		$0.157014

6.

Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee and Delaware Trustee. The Delaware Trustee’s annual fee is $4,000. In 2020, the Trustee received $188,508 for the period from January through December 2020. For 2021, the Trustee’s annual administrative fee will be $193,163. The Trustee’s annual administrative fee increased at a rate of 3% per year for the first three years of the Trust’s existence, and will increase at a rate of 2% per year for the next two years, then increase at a rate of 1% per year until the 20th anniversary of the Trust’s formation and then remain flat thereafter. These costs of the Trust, which are included in administration expenses, are deducted by the Trust before distributions are made to Trust unitholders.

Agreements with Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. As of March 31, 2021, Boaz Energy owned 5,878,332 Trust units of the 12,165,732 Trust units issued and outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.

Derivative Contracts

Boaz Energy previously entered into derivative contracts with respect to approximately 100% of expected oil production attributable to the Net Profits Interest during 2018 and 76% of such production during 2019, which were intended to mitigate the negative effects of a decline in oil prices on distributable income to the Trust. The derivative contracts consisted of put option contracts with strike prices of $60 per barrel in 2018 and $50 per barrel in 2019. These contracts ultimately resulted in an increase in net profits of $688,562 in 2019 and $206,688 in 2018. These contracts have expired and after December 31, 2019, Boaz Energy no longer hedges any of the production attributable to the Underlying Properties.

8.

Certain Contracts

The Trust is not a party to any purchase, gathering, or processing contracts. Boaz Energy and other outside operators are parties to oil and natural gas sales contracts. For the year ended December 31, 2020, Boaz Energy reports that Plains All American Pipeline, Phillips 66, Blackbeard Operating LLC and Energy Transfer Partners and accounted for 26.13%, 25.97%, 20.48% and 12.98%, respectively, of total oil and natural gas revenues, and that no other purchaser accounted for 10% or more of the total revenue of the Underlying Properties. Boaz Energy does not believe that the loss of any of these parties as a purchaser of crude oil or natural gas production from the Underlying Properties would have a material impact on the business or operations of Boaz Energy or the Underlying Properties because of the large number of marketing firms and competitive nature of oil and gas purchasers in the Permian Basin.

9.

Significant Customers

Information as to significant purchasers of oil and gas production attributable to the Trust’s economic interests is included in Note 8, above.

10.

Development Costs

Boaz Energy’s original 2020 capital expenditure estimate was $2.0 million. That budget was revised by the end of 2020 to $4.2 million. The increased capital expenditures were due to capital projects being implemented by outside operators. Boaz Energy’s capital projects included waterflood projects and workovers principally in the Permian Platform and Permian Clearfork areas, the cost of which were included in the estimated budget.

Boaz Energy’s estimated capital budget for the Underlying Properties is $5.5 million, of which approximately $0.9 million has been expended as of March 17, 2021.  Based on current oil and gas prices, Boaz anticipates continuing to participate in the Crane County non-operated drilling, waterflood conformance work in both Crane and Terry counties as well as drilling two operated wells in Crane county sometime is 2021. The majority of capital spent in 2021 to date has been on non-operated drilling and completion operations in Crane County. The $5.5 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, including the ongoing impact of the COVID-19 pandemic on such prices, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

11.

Settlements and Litigation

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation seeks surface use damages and alleges violations of the terms of the leases, among other things. While it is not yet possible to estimate any potential loss or range of loss, Boaz Energy has advised the Trustee that it does not anticipate the litigation will materially affect the Trust. On January 3, 2020, Lawrence M. Marston joined the lawsuit as a plaintiff alleging surface damage claims against Blackbeard and Goodnight Midstream Permian, L.L.C., but not against the Trust. On January 17, 2020, the Trust and the other defendants filed a motion for summary judgment, which would dispose of the claims against the Trust if granted. After delays related to COVID-19, a hearing on the summary judgment motions filed by the Defendants and Goodnight was held on August 27, 2020. As of March 31, 2021, the court had not yet ruled on the motion for summary judgment. A mediation was conducted on November 10, 2020, but no settlement was reached. The discovery period closed in January 2021. Counsel for the defendants reported that during discovery, plaintiffs appeared to concede several points related to their claim against the Trust in responses to request for disclosure and a deposition of the Marston Trust’s manager, including that the Trust and the other defendants are entitled to retain 40-acres around each producing well as defendants have contended all along. However, plaintiffs have not formally amended their pleading or otherwise non-suited any claim against the Trust. Consequently, the Trust and the other defendants filed a second summary judgment motion pointing out, in part, that plaintiffs appear to have conceded portions of their claim against the Trust and the other defendants regarding the trespass to try title claim. That motion is set for hearing on April 1, 2021. Trial is presently set for May 3, 2021. The parties are presently engaged in pre-trial preparation with pre-trial exchange deadlines of March 26, 2021, and April 16, 2021, and preparing for the April 1, 2021 summary judgment hearing.

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

The following table presents a reconciliation of proved reserve quantities attributable to the Trust as of the dates indicated below:

	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Balance, Proved Reserves as of December 31, 2018	5,652	3,990	6,318
Revisions of previous estimates	(1,421)	(878)	(1,568)
Extensions, discoveries and other additions	509	133	531
Production	(188)	(199)	(221)
Balance, Proved Reserves as of December 31, 2019	4,552	3,046	5,060
Revisions of previous estimates	(1,711.7)	(761)	(1,838.5)
Extensions, discoveries and other additions	19	74	31.4
Production	(107)	(107)	(125)
Balance, Proved Reserves as of December 31, 2020	2,752.7	2,252.0	3,127.9
Proved developed reserves:
December 31, 2018	3,097	2,226	3,467
December 31, 2019	2,286	1,928	2,607
December 31, 2020	1,596.8	1,640.7	1,870.2
Proved undeveloped reserves:
December 31, 2018	2,556	1,764	2,850
December 31, 2019	2,266	1,118	2,452
December 31, 2020	1,155.9	611.3	1,257.7

Extensions and discoveries. During the year ended December 31, 2020, 17 gross wells (1.3 net) were drilled in the Permian Platform area.  Extensions and discoveries included 31.3 MBoe of proved developed and undeveloped reserves that were a result of 2020 drilling activity in the Permian Platform area by working interest partners.

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

Revisions of previous estimates.

During the year ended December 31, 2020, revisions of previous estimates decreased oil reserves by 39%, primarily due to a decrease in the average oil price used to estimate future net reserves. The annual average WTI Cushing spot oil price of $39.57 per Bbl used to determine reserves as of December 31, 2020 was 29% lower than the $55.69 per Bbl used to determine reserves as of December 31, 2019.

During the year ended December 31, 2019, revisions of previous estimates decreased oil reserves by 25%, primarily due to a decrease in the average oil price used to estimate future net reserves. The average oil price of $55.69 per Bbl used to determine reserves as of December 31, 2019 was 15% lower than the $65.56 per Bbl used to determine reserves as of December 31, 2018. Revisions in the proved undeveloped reserves were also reduced due to added capital expenditures to several waterfloods in the Permian Clearfork. Boaz Energy has estimated that an additional $3,000,000 of capital for waterflood conformance work is required to capture these reserves and maintain an efficient and uniform waterflood.  This capital will be used to clean out and stimulate producers and injectors in the field used for extracting oil, natural gas and water and injecting water in secondary recovery methods, respectively.

During the year ended December 31, 2018, revisions of previous estimates decreased oil reserves by 12%, primarily due to a negative revision of 1,830 MBoe in proved developed reserves in the Permian Basin Clearfork area as a result of waterflood conformance requirements in one of the waterfloods in Terry County, which was partially offset by an increase in the average oil price used to estimate future net reserves. The average oil price of $65.56 per Bbl used to determine reserves as of December 31, 2018 was 28% higher than the $51.34 per Bbl average oil price as of December 31, 2017.

Production. During the year ended December 31, 2020, production decreased oil reserves by 125 MBoe.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust was as follows as of the dates indicated (in thousands):

	December 31, 2020	December 31, 2019	December 31, 2018
Future costs	$0	$0	$0
Future net cash flows	106,885	232,379	346,569
Discount of future net cash flows at 10%	(53,019)	(117,827)	(180,774)
Standardized measure of discounted future net cash flows	$53,866	$114,552	$165,795

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

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the periods indicated (in thousands):

	Total
	2020	2019	2018
Balance at the beginning of the period(1)	$114,552	$165,795	$161,301 (2)
Net change in prices and production costs	(16,236)	(22,498)	32,164
Net change in future development costs	0	0	0
Sales of oil and natural gas, net of production costs	(5,513)	(10,400)	(16,612)
Extensions and discoveries	599	14,681	4,234
Purchase of reserves	0	0	0
Divestiture of reserves	0	0	(6)
Revisions of previous quantity estimates	(44,270)	(39,734)	(19,901)
Previously estimated development costs incurred	0	0	0
Net change in income taxes	0	0	0
Accretion of discount	10,142	16,579	16,130
Changes in timing and other	(5,409)	(9,871)	(11,515)
Balance at the end of the period(1)	$53,865	$114,552	$165,795

———————

(1)	Balance is as of December 31 of the previous year.

For 2020, $1.985 per MMBtu of natural gas and $39.57 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of Henry Hub natural gas and WTI oil.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.

Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the year ended December 31, 2020:

2020	Net Profits Income	Distributable Income	Distributable Income Per Unit
First Quarter	$1,754,255	$1,193,968	$0.098230
Second Quarter	376,992	0	0
Third Quarter	326,946	121,657	0.010000
Fourth Quarter	725,428	593,505	0.048784
Total	$3,183,622	$1,909,130	$0.157014

14.

Subsequent Events

On January 19, 2021, the Trust declared a cash distribution of $0.015930 per Trust unit to unitholders of record as of January 29, 2021. The distribution was paid on February 12, 2021.

On February 16, 2021, the Trust declared a cash distribution of $0.023704 per Trust unit to unitholders of record as of February 26, 2021. The distribution was paid on March 12, 2021.

On March 19, 2021, the Trust declared a cash distribution of $0.046543 per Trust unit to unitholders of record as of March 31, 2021. The distribution will be paid on or about April 14, 2021.

Boaz Energy reported a brief shutdown of some wells on the Underlying Properties as a result of the extraordinary winter storms in Texas during February 2021, which shutdown may be reflected in the Net Profits Interest calculation for April 2021.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. The Trustee conducted an evaluation of the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this annual report. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of December 31, 2020, that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Boaz Energy.

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

Trustee’s Annual Report on Internal Control over Financial Reporting. The information required to be furnished pursuant to this item is set forth below.

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Boaz Energy.

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

Item 11.  Executive Compensation

The Trust does not have any executive officers, directors or employees. The Trust does not have a board of directors, and it does not have a compensation committee. Pursuant to the Trust Agreement, the Trust pays an annual administrative fee to the Trustee of $180,000 per year subject to escalation, as described in Note 6. Administrative fees paid to the Trustee in 2020 were $188,508.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a)

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(b)

Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of the Trust units as of March 31, 2021 by each person who, to the Trustee’s knowledge, beneficially owns more than 5% of the outstanding Trust units.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Boaz Energy II, LLC, Marshall Eves, and Karan Eves 3300 N. A Street, Bldg. 7 Midland, Texas 79705	Trust units	5,887,132	48.4%

The beneficial ownership information set forth herein is based solely on the Schedule 13D (Amendment No. 1) dated February 2, 2021 as filed with the SEC on February 4, 2021.  Boaz Energy reported that it is the sole record and beneficial owner of 5,878,332 Trust units, representing 48.3% of the outstanding Trust units, and had sole voting and dispositive power over those Trust units.  Each of Marshall Eves and Karan Eves reported that each of them directly own 4,400 Trust units and that, by virtue of them being married to each other, each of them may be deemed to indirectly beneficially own the Trust units directly held by the other.  In addition, each of Marshall Eves and Karan Eves reported that each of them own 34.24% of the limited liability company interests in Boaz Energy.  Marshall Eves is the Chief Executive Officer and Manager of Boaz Energy, and Karan Eves is President and Manager of Boaz Energy.  Each of Marshall Eves and Karna Eves may be deemed to indirectly beneficially own the Trust units held by Boaz Energy, representing 48.3% of the outstanding trust Units, and may also be deemed to sharing voting and dispositive power over those Trust units.

(c)

Security Ownership of Trustee.

As of March 30, 2021, Simmons Bank has no beneficial ownership of or power to vote any of the outstanding Trust units.

(d)

Changes in Control.

Boaz Energy informed the Trustee that the Trust units owned by Boaz Energy have been pledged as security for a loan agreement.  In the event that Boaz Energy defaults on the loan, it is the Trustee’s understanding that the lender could become the owner of those Trust units, which could constitute a change of control of the Trust.  Boaz Energy has informed the Trustee that the lender is First Capital Bank.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Trustee Administrative Fee. In 2018, the Trust paid the Trustee $120,000 in administrative fees for May through December 2018.  In 2019, the Trust paid the Trustee $183,600 in administrative fees.  In 2020, the Trust paid the Trustee $188,508 in administrative fees.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $180,000 to the Trustee, subject to escalation as described in Note 6, and $4,000 to the Delaware Trustee.

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

The following table presents fees for professional audit services rendered by Weaver and Tidwell, L.L.P. for the audit of the Trust’s financial statements for 2020, 2019 and 2018 and fees billed for other services rendered by Weaver and Tidwell, L.L.P.

	2020	2019	2018
Audit fees(1)	$75,000	$66,800	$31,300
Audit-related fees	0	0	0
Tax fees	0	0	0
All other fees	0	0	0
Total fees	$75,000	$66,800	$31,300

———————

(1)

Fees for audit services in 2020, 2019 and 2018 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

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

4.1*	Description of Trust Units (incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 30, 2020 (File No. 001-38472)).
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
Date: March 31, 2021

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