Form 10-Q
period 2021-03-31
PermRock Royalty Trust
filed 2021-05-17
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

As of May 17, 2021, 12,165,732 trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

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

ii

PART I. – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The condensed financial statements included herein are presented without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, and Simmons Bank, as Trustee (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed interim financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s 2020 Annual Report on Form 10-K (“2020 Annual Report”). In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and Trust corpus of PermRock Royalty Trust at March 31, 2021 and December 31, 2020, and the distributable income and changes in Trust corpus for the three-month periods ended March 31, 2021 and March 31, 2020 have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2021 (unaudited)	December 31, 2020
ASSETS
Cash and short-term investments	$1,566,254	$1,181,449
Net Profits Interest(1)	87,034,503	87,916,384
TOTAL ASSETS	$88,600,757	$89,097,833
LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$566,254	$181,474
Cash reserves(2)	1,000,000	1,000,000
Trust corpus	87,034,503	87,916,359
TOTAL LIABILITIES AND TRUST CORPUS	$88,600,757	$89,097,833

(1)	See Note 2 to condensed financial statements for further discussion of the Net Profits Interest.

(2)

The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Net profits income	$1,289,640	$1,754,255
Interest income	62	3,073
Total revenue	$1,289,702	$1,757,328
Expenditures – general and administrative	(241,274)	(262,264)
Interest received but not distributed	(3)	0
Cash reserves (1)	(0)	(300,000)
Distributable income	$1,048,425	$1,195,064
Distributable income per unit (2)	$0.086177	$0.098230

(1)

The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.

(2)	Based on 12,165,732 Trust units issued and outstanding as of March 31, 2021.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Trust corpus, beginning of period	$87,916,359	$89,043,803
Amortization of Net Profits Interest	(881,856)	(465,048)
Distributable income	$566,254	$1,195,064
Distributions declared	(566,254)	(1,195,064)
Trust corpus, end of period	$87,034,503	$88,578,755

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

The Trust uses the modified cash basis of accounting to report Trust receipts of the Net Profits Interest and payments of expenses incurred. The Net Profits Interest represents the right to receive revenues (primarily oil and natural gas sales), less direct operating expenses, lease operating expenses, severance and ad valorem taxes and development expenses of the Underlying Properties, multiplied by 80%. Cash distributions of the Trust are made based on the amount of cash received by the Trust pursuant to terms of the Conveyance creating the Net Profits Interest.

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

PERMROCK ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

The accompanying unaudited financial statements have been prepared by the Trust in accordance with the accounting policies stated in the audited financial statements and notes of the Trust thereto included in the Trust’s 2020 Annual Report and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements.

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

Revenue received by the Trust (and its ability to pay distributions) has been and will continue to be directly affected by the volatility in commodity prices in response to the economic effects of the COVID-19 pandemic. The decline in commodity prices resulted in an oversupply of crude oil, further exacerbating the decline in crude oil prices. While crude oil prices have been higher during the first quarter of 2021, fluctuations and depressions could continue for an extended period of time.

e.	Contingencies.

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be expected to result in reductions to cash receipts to the Trust in respect of the Net Profits Interest with corresponding reductions to cash distributions to Trust unitholders. Please see the discussion of litigation in Note 8 to condensed financial statements.

PERMROCK ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS
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

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee began retaining cash from the distributions the Trust receives to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. The Trustee is authorized to retain cash reserves (i) in an amount not to exceed $1.0 million at any one time and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 per month or more than $100,000 per month. Cash reserves held by the Trustee for administrative expenses totaled $1,000,000 as of March 31, 2021.

Boaz Energy is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and development or operating expenses. As of December 31, 2020, the balance of funds held back to cover certain future capital expenses was $222,157 net to the Trust. As of March 31, 2021, the balance of funds reserved by Boaz Energy, net to the Trust, was $202,157.

5.	Distributions to Unitholders

The Trust makes monthly cash distributions of the net amount, if any, of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and cash reserves to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended March 31, 2021 were as follows:

Record Date	Payment Date	Distribution per Unit
January 29, 2021	February 12, 2021	$0.015930
February 26, 2021	March 12, 2021	0.023704
March 31, 2021	April 14, 2021	0.046543
		$0.086177

6.	Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee and the Delaware Trustee. The Delaware Trustee’s annual fee is $4,000. For 2021, the Trustee’s annual administrative fee is $193,163, which is divided into twelve equal monthly payments throughout the year. The Trustee’s annual administrative fee increased at a rate of 3% per year for the first three years of the Trust’s existence, and will increase at a rate of 2% per year for the next two years, then increase at a rate of 1% per year until the 20th anniversary of the Trust’s formation and then remain flat thereafter. These costs of the Trust, which are included in administration expenses, are deducted by the Trust before distributions are made to Trust unitholders.

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

Boaz Energy has advised the Trustee that the estimate for Boaz Energy’s 2021 capital budget for the Underlying Properties is $5.5 million, of which approximately $0.9 million had been expended as of March 31, 2021.  Based on current oil and gas prices, Boaz anticipates continuing to participate as a non-operator in certain drilling and waterflood conformance work in both Crane and Terry counties, as well as drilling two operated wells in Crane county sometime is 2021.  The majority of capital spent in 2021 to date has been on non-operated drilling and completion operations in Crane County. The $5.5 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, including the ongoing impact of the COVID-19 pandemic on such prices, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

8.	Settlements and Litigation

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation seeks surface use damages and alleges violations of the terms of the leases, among other things. While it is not yet possible to estimate any potential loss or range of loss, Boaz Energy has advised the Trustee that it does not anticipate the litigation will materially affect the Trust. On January 3, 2020, Lawrence M. Marston joined the lawsuit as a plaintiff alleging surface damage claims against Blackbeard and Goodnight Midstream Permian, L.L.C., but not against the Trust. On January 17, 2020, the Trust and the other defendants filed a motion for summary judgment, which would dispose of the claims against the Trust if granted. After delays related to COVID-19, a hearing on the summary judgment motions filed by the Defendants and Goodnight was held on August 27, 2020. As of March 31, 2021, the court had not yet ruled on the motion for summary judgment. A mediation was conducted on November 10, 2020, but no settlement was reached. The discovery period closed in January 2021. Counsel for the defendants reported that during discovery, plaintiffs appeared to concede several points related to their claim against the Trust in responses to request for disclosure and a deposition of the Marston Trust’s manager, including that the Trust and the other defendants are entitled to retain 40-acres around each producing well as defendants have contended all along. However, plaintiffs have not formally amended their pleading or otherwise non-suited any claim against the Trust. Consequently, the Trust and the other defendants filed a second summary judgment motion pointing out, in part, that plaintiffs appear to have conceded portions of their claim against the Trust and the other defendants regarding the trespass to try title claim. That motion was set for hearing on April 1, 2021, but at that hearing, the court granted the plaintiffs’ counsel’s motion to withdraw from representing the plaintiffs and vacated the May 3, 2021 trial setting to allow plaintiffs an opportunity to retain new counsel. The court did not re-open the expired discovery and pleading deadlines. All other motions were carried forward. At the time of the May 11, 2021 status conference, the plaintiffs had not yet retained replacement counsel, but the court advised it was going to move the case forward and would soon set a new trial date and a date for a pre-trial hearing to hear pending motions.

9.	Subsequent Events

On April 20, 2021, the Trust declared a cash distribution of $0.044638 per Trust unit based upon production during the month of February 2021 to record holders as of April 30, 2021. The distribution was paid on May 14, 2021. The following table shows underlying oil and natural gas sales and average prices during the production month of February 2021 and attributable to the distribution declared on April 20, 2021:

	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
February	28,062	41,455	$57.44	$3.96

ITEM 2.

TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the Trust’s unaudited condensed financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the Trust’s audited financial statements and the accompanying notes included in the Trust’s 2020 Annual Report.

Cautionary Statement Regarding Forward Looking Statements

Certain information included in this Quarterly Report contains, and other materials filed or to be filed by the Trust with the SEC (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements, including without limitation statements under this “Trustee’s Discussion and Analysis of Financial Conditions and Results of Operations” and all statements regarding Boaz Energy and Simmons Bank’s (as Trustee of the Trust) expectations, beliefs and plans regarding the following: (i) Boaz Energy’s capital projects, timing and estimated costs, and the resulting impact of those activities on the computation of the Net Profits Interest; (ii) outside operators’ capital projects and the resulting impact of those activities on the Net Profits Interest; (iii) implementation or continued use of waterflood projects and workovers and the location of waterflood projects and workovers; (iv) Boaz Energy’s estimated capital expenditures; (v) the timing of capital expenditures and capital reserve amounts; (vi) the expected timing of litigation proceedings; (vii) the impact of current litigation matters on the Trust; (viii) Boaz Energy’s staffing levels or future reductions in staffing on the Underlying Properties; (ix) shut in of wells on the Underlying Properties; (x) the effects of COVID-19 and disputes over production levels; and (xi) distributions to Trust unitholders. Such statements are based on certain assumptions of the Trustee, and certain assumptions of information provided to the Trust by Boaz Energy, the owner of the Underlying Properties; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Boaz Energy; and involve risks and uncertainties. Certain factors could affect the future results of the energy industry in general, and Boaz Energy and the Trust in particular, and could cause actual results to differ materially from those projected in such forward-looking statements. Those factors include, without limitation, the following:

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

•	the effect of existing and future laws and regulatory actions, including real estate, bankruptcy and tax legislation and the ability to accurately interpret the impact of such laws;
•	general economic conditions affecting the Permian Basin;
•	risks associated with title deficiencies that may arise with respect to the Underlying Properties and Boaz Energy’s ability to cure any such defects;
•	actions by Boaz Energy, including such that result in conflicts of interest, that adversely affect the Trust;
•	the ability to successfully estimate the impact of litigation matters, and certain accounting and tax matters;
•	the cost of inflation; and
•	the risk factors discussed in Part I of the Trust’s 2020 Annual Report.

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

Outlook

Boaz Energy has advised the Trustee that the estimate for Boaz Energy’s 2021 capital budget for the Underlying Properties is $5.5 million, of which approximately $0.9 million had been expended as of March 31, 2021.  Based on current oil and gas prices, Boaz anticipates continuing to participate as a non-operator in certain drilling and waterflood conformance work in both Crane and Terry counties, as well as drilling two operated wells in Crane county sometime is 2021.  The majority of capital spent in 2021 to date has been on non-operated drilling and completion operations in Crane County. The $5.5 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, including the ongoing impact of the COVID-19 pandemic on such prices, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

RESULTS OF OPERATIONS

Distributable Income

Three Months Ended March 31, 2021

For the three months ended March 31, 2021, net profits income received by the Trust was $1,289,639 compared to $1,754,255 for the same period of the prior year. This decrease in net profits income was primarily due to lower volumes and prices resulting from decreased demand during COVID-19 and temporary shut downs in production during extraordinary winter storms in February 2021. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $62 and general and administrative expenditures of $241,274, distributable income for the three months ended March 31, 2021 was $1,048,425, or $0.086177 per Trust unit. For the three months ended March 31, 2020, total distributable income was $1,195,064, or $0.098230 per unit.

Interest income was lower for the quarter ended March 31, 2021 as compared to the prior year, due to lower interest rates and a reduction in funds held for distribution. General and administrative expenditures decreased by $21,000 for the three months ended March 31, 2021 as compared to the prior year, primarily due to the timing of payments.

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee is authorized to retain cash reserves for administrative expenses. The Trustee did not retain any cash reserves during the three months ended March 31, 2021. During the three months ended March 31, 2020, $300,000 in cash reserves were retained. Total cash reserves were $1,000,000 as of March 31, 2021 compared to $900,000 as of March 31, 2020.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the three months ended March 31, 2021 were as follows:

Record Date	Payment Date	Distribution per Unit
January 29, 2021	February 12, 2021	$0.015930
February 26, 2021	March 12, 2021	0.023704
March 31, 2021	April 14, 2021	0.046543
		$0.086177

Computation of Income from the Net Profits Interest Received by the Trust

The Net Profits Interest entitles the Trust to receive 80% of the net profits attributable to Boaz Energy’s interest from the sale of oil and natural gas production from the Underlying Properties. The Trust’s income from the Net Profits Interest consists of monthly net profits attributable to income from the Underlying Properties. Because of the interval between the time of production and receipt of net profits income by the Trust, the Trust recognizes production during the month in which the related net profits income is paid to the Trust. Net profits income for the three months ended March 31, 2021, was based on production during the months of November 2020 through January 2021. The table below outlines the computation of income from the Net Profits Interest received by the Trust for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Underlying Properties sales volumes(1):
Oil (Bbl)	106,328	135,492
Natural gas (Mcf)(2)	146,489	150,394
Total sales (Boe)	130,743	160,558
Average realized sales price:
Oil (per Bbl)	$44.03	$56.39
Natural gas (per Mcf)	2.93	2.00
Calculation of net profits:
Gross profits:
Oil sales	$4,682,464	$7,639,983
Natural gas sales	428,955	300,047
Other revenue	22,173	56,189
Total gross profits	$5,133,591	$7,996,219
Costs:
Direct operating expenses:	$390,598	$414,263
Lease operating expenses	1,392,500	1,371,256
Severance and ad valorem taxes	433,308	608,381
Development expenses	860,619	2,078,455
Other expenses	469,517	378,544
Total costs	$(3,546,542)	$(4,850,899)
Net profits	$1,587,049	$3,145,320
Percentage allocable to Net Profits Interest	80%	80%
Net profits income (before capital reserve)	$1,269,639	$2,516,256
Capital reserve(3)	$20,000	$0
Operator advance	$(0)	$(742,000)
Net Profits Interest audit fee	$(0)	$(20,000)
Net profits income received by the Trust	$1,289,639	$1,754,255

(1)

Quarterly sales volumes are typically reported for a three-month period, and therefore sales volumes for the three months ended March 31, 2021 reflect production volumes for November 2020 through January 2021.

(2)	Sales volumes for natural gas include NGLs.
(3)

Boaz Energy is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and expenses. As of March 31, 2021, Boaz had reserved $202,157 net to the Trust for future capital expense.

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

Sales Volumes

Oil

Oil sales volumes decreased by 29,164 Bbls (22%) for the three months ended March 31, 2021 as compared to the same period in the prior year. Boaz Energy reports this decrease was primarily due to natural decline and some reduction in demand, offset by Boaz Energy methodically putting marginal wells back on post COVID-19 pandemic.

Natural Gas

Natural gas sales volumes decreased by 3,905 Mcf (3%) for the three months ended March 31, 2021 compared to the prior year period. Boaz Energy reports this decrease was primarily because of less demand due to the COVID-19 pandemic.

Sales Prices

Oil

The average realized oil price per Bbl decreased for the three months ended March 31, 2021 as compared to the prior year period primarily related to decreased demand caused by the continuing COVID-19 pandemic.

Natural Gas

The average realized natural gas price per Mcf increased for the three months ended March 31, 2021 as compared to the prior year period when there was an oversupply of ethane and other natural gas liquids, decreased demand and costs to dispose of excess natural gas liquids.

Costs

Direct Operating Expenses

Direct operating expenses decreased for the three months ended March 31, 2021 because while Boaz Energy was engaged in pulling unit operations, fewer overall operations were conducted than in the first quarter of the previous year.

Lease Operating Expenses

There was no material change in lease operating expenses for the three months ended March 31, 2021 as compared to the prior year period.

Severance and ad Valorem Taxes

Severance and ad valorem taxes decreased for the three months ended March 31, 2021 as compared to the prior year period as a result of lower sales volumes.

Development Expenses Related to the Underlying Properties

Development expenses related to the Underlying Properties decreased for the three months ended March 31, 2021 as compared to the prior year period because of a decrease in development activity due to the COVID-19 pandemic and lower oil prices.

Other Expenses

Other expenses increased by $90,973 for the three months ended March 31, 2021 as compared to the prior year period, primarily due to the annual adjustment in overhead rate which occurred in April 2020 and January 2021.

Capital Reserve

As of March 31, 2021, Boaz had reserved $202,157 net to the Trust for future capital expense.

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

As authorized under the Trust Agreement, the Trustee is authorized to retain cash from the distributions the Trust receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 or more than $100,000 per month. Cash reserves previously retained and currently held by the Trustee for future administrative expenses total $1,000,000 as of March 31, 2021.

Boaz Energy Capital Expenditure Budget

Boaz Energy has advised the Trustee that the estimate for Boaz Energy’s 2021 capital budget for the Underlying Properties is $5.5 million, of which approximately $0.9 million had been expended as of March 31, 2021.  Based on current oil and gas prices, Boaz anticipates continuing to participate as a non-operator in certain drilling and waterflood conformance work in both Crane and Terry counties, as well as drilling two operated wells in Crane county sometime is 2021.  The majority of capital spent in 2021 to date has been on non-operated drilling and completion operations in Crane County. The $5.5 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, including the ongoing impact of the COVID-19 pandemic on such prices, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

Distributions Declared After Quarter End

On April 20, 2021, the Trust declared a cash distribution of $0.044638 per Trust unit based upon production during the month of February 2021 to record holders as of April 30, 2021. The distribution was paid on May 14, 2021. The following table shows underlying oil and natural gas sales and average prices during the production month of February 2021 and attributable to the distribution declared on April 20, 2021:

	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
February	28,062	41,455	$57.44	$3.96

Off-Balance Sheet Arrangements

As of March 31, 2021, the Trust had no off-balance sheet arrangements.

New Accounting Pronouncements

As the Trust’s financial statements are prepared on the modified cash basis, most accounting pronouncements are not applicable to the Trust’s financial statements. No new accounting pronouncements have been adopted or issued that would impact the financial statements of the Trust.

Critical Accounting Policies and Estimates

Refer to Note 2 to the unaudited condensed financial statements contained in this Quarterly Report and the Trust’s 2020 Annual Report on Form 10-K, including the audited financial statements of the Trust and notes thereto included therein, for a description of the Trust’s accounting policies and use of estimates.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 4.

CONTROLS AND PROCEDURES

The Trustee conducted an evaluation of the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of March 31, 2021, that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Boaz Energy.

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

During the quarter ended March 31, 2021 there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Boaz Energy.

PART II. – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation seeks surface use damages and alleges violations of the terms of the leases, among other things. While it is not yet possible to estimate any potential loss or range of loss, Boaz Energy has advised the Trustee that it does not anticipate the litigation will materially affect the Trust. On January 3, 2020, Lawrence M. Marston joined the lawsuit as a plaintiff alleging surface damage claims against Blackbeard and Goodnight Midstream Permian, L.L.C., but not against the Trust. On January 17, 2020, the Trust and the other defendants filed a motion for summary judgment, which would dispose of the claims against the Trust if granted. After delays related to COVID-19, a hearing on the summary judgment motions filed by the Defendants and Goodnight was held on August 27, 2020. As of March 31, 2021, the court had not yet ruled on the motion for summary judgment. A mediation was conducted on November 10, 2020, but no settlement was reached. The discovery period closed in January 2021. Counsel for the defendants reported that during discovery, plaintiffs appeared to concede several points related to their claim against the Trust in responses to request for disclosure and a deposition of the Marston Trust’s manager, including that the Trust and the other defendants are entitled to retain 40-acres around each producing well as defendants have contended all along. However, plaintiffs have not formally amended their pleading or otherwise non-suited any claim against the Trust. Consequently, the Trust and the other defendants filed a second summary judgment motion pointing out, in part, that plaintiffs appear to have conceded portions of their claim against the Trust and the other defendants regarding the trespass to try title claim. That motion was set for hearing on April 1, 2021, but at that hearing, the court granted the plaintiffs’ counsel’s motion to withdraw from representing the plaintiffs and vacated the May 3, 2021 trial setting to allow plaintiffs an opportunity to retain new counsel. The court did not re-open the expired discovery and pleading deadlines. All other motions were carried forward. At the time of the May 11, 2021 status conference, the plaintiffs had not yet retained replacement counsel, but the court advised it was going to move the case forward and would soon set a new trial date and a date for a pre-trial hearing to hear pending motions.

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

Date: May 17, 2021

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