Form 10-Q
period 2021-06-30
PermRock Royalty Trust
filed 2021-08-16
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

As of August 16, 2021, 12,165,732 trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

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

ii

PART I. – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The condensed financial statements included herein are presented without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, and Simmons Bank, as Trustee (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading.  These condensed interim financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s 2020 Annual Report on Form 10-K (“2020 Annual Report”).  In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and Trust corpus of PermRock Royalty Trust at June 30, 2021 and December 31, 2020, and the distributable income and changes in Trust corpus for the three- and six-month periods ended June 30, 2021 and June 30, 2020 have been included.  Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2021 (unaudited)	December 31, 2020
ASSETS
Cash and short-term investments	$1,738,345	$1,181,449
Net Profits Interest (1)	85,889,411	87,916,384
TOTAL ASSETS	$87,627,756	$89,097,833
LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$738,345	$181,474
Cash reserves (2)	1,000,000	1,000,000
Trust corpus	85,889,411	87,916,359
TOTAL LIABILITIES AND TRUST CORPUS	$87,627,756	$89,097,833

(1)	See Note 2 to condensed financial statements for further discussion of the Net Profits Interest.

(2)

The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net profits income	$2,175,292	$376,992	$3,464,931	$2,131,247
Interest income	31	1,245	97	4,318
Total revenue	2,175,323	378,237	3,465,028	2,135,565
Expenditures – general and administrative	(215,094)	(278,237)	(456,389)	(540,501)
Cash reserves (1)	0	(100,000)	0	(400,000)
Distributable income	$1,960,229	$0	$3,008,639	$1,195,064
Distributable income per unit (2)	$0.161129	$0.000000	$0.247304	$0.098232

(1)

The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.

(2)	Based on 12,165,732 Trust units issued and outstanding as of August 16, 2021.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Trust corpus, beginning of period	$87,034,503	$88,578,755	$87,916,359	$89,043,803
Amortization of Net Profits Interest	(1,145,092)	(184,914)	(2,026,948)	(649,962)
Distributable income	$1,960,229	$0	$3,008,639	$1,195,064
Distributions declared	(1,960,229)	(0)	(3,008,639)	(1,195,064)
Trust corpus, end of period	$85,889,411	$88,393,841	$85,889,411	$88,393,841

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

In May 2018, Boaz Energy completed an initial public offering of 6,250,000 of the 12,165,732 total Trust units outstanding, retaining ownership of 5,915,732 Trust units. As of June 30, 2021, Boaz Energy owned 5,878,332 Trust units of the 12,165,732 Trust units issued and outstanding.

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

Revenue received by the Trust (and its ability to pay distributions) has been and will continue to be directly affected by the volatility in commodity prices in response to the economic effects of the COVID-19 pandemic. The decline in commodity prices in 2020 resulted in an oversupply of crude oil, further exacerbating the decline in crude oil prices in 2020. While crude oil prices have been higher during the first two quarters of 2021, fluctuations and depressions could continue for an extended period of time.

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

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee began retaining cash from the distributions the Trust receives to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. The Trustee is authorized to retain cash reserves (i) in an amount not to exceed $1.0 million at any one time and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 per month or more than $100,000 per month. Cash reserves held by the Trustee for administrative expenses totaled $1,000,000 as of June 30, 2021.

Boaz Energy is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and development or operating expenses. As of December 31, 2020, the balance of funds held back to cover certain future capital expenses was $222,157 net to the Trust. As of June 30, 2021, the balance of funds reserved by Boaz Energy, net to the Trust, was $242,157.

5.	Distributions to Unitholders

The Trust makes monthly cash distributions of the net amount, if any, of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and cash reserves to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended June 30, 2021 were as follows:

Record Date	Payment Date	Distribution per Unit
April 30, 2021	May 14, 2021	$0.044638
May 28, 2021	June 14, 2021	0.055801
June 30, 2021	July 14, 2021	0.060690
		$0.161129

6.	Related Party Transactions

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

Agreements with Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. As of June 30, 2021, Boaz Energy owned 5,878,332 Trust units of the 12,165,732 Trust units issued and outstanding.

PERMROCK ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7.	Development Costs

Boaz Energy has advised the Trustee that the estimate for Boaz Energy’s 2021 capital budget for the Underlying Properties is $5.5 million, of which approximately $1.9 million had been expended as of June 30, 2021. Based on current oil and gas prices, Boaz anticipates continuing to participate as a non-operator in certain drilling and waterflood conformance work in both Crane and Terry counties, as well as drilling two operated wells in Crane county sometime is 2021. The majority of capital spent in 2021 to date has been on non-operated drilling and completion operations in Crane County. The $5.5 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, including the ongoing impact of the COVID-19 pandemic on such prices, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

8.	Settlements and Litigation

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation seeks surface use damages and alleges violations of the terms of the leases, among other things. While it is not yet possible to estimate any potential loss or range of loss, Boaz Energy has advised the Trustee that it does not anticipate the litigation will materially affect the Trust. On January 3, 2020, Lawrence M. Marston joined the lawsuit as a plaintiff alleging surface damage claims against Blackbeard and Goodnight Midstream Permian, L.L.C., but not against the Trust. On January 17, 2020, the Trust and the other defendants filed a motion for summary judgment, which would dispose of the claims against the Trust if granted. After delays related to COVID-19, a hearing on the summary judgment motions filed by the Defendants and Goodnight was held on August 27, 2020. As of March 31, 2021, the court had not yet ruled on the motion for summary judgment. A mediation was conducted on November 10, 2020, but no settlement was reached. The discovery period closed in January 2021. Counsel for the defendants reported that during discovery, plaintiffs appeared to concede several points related to their claim against the Trust in responses to request for disclosure and a deposition of the Marston Trust’s manager, including that the Trust and the other defendants are entitled to retain 40-acres around each producing well as defendants have contended all along. However, plaintiffs have not formally amended their pleading or otherwise non-suited any claim against the Trust. Consequently, the Trust and the other defendants filed a second summary judgment motion pointing out, in part, that plaintiffs appear to have conceded portions of their claim against the Trust and the other defendants regarding the trespass to try title claim. That motion was set for hearing on April 1, 2021, but at that hearing, the court granted the plaintiffs’ counsel’s motion to withdraw from representing the plaintiffs and vacated the May 3, 2021 trial setting to allow plaintiffs an opportunity to retain new counsel. The court did not re-open the expired discovery and pleading deadlines. All other motions were carried forward. Replacement counsel have since appeared for the plaintiffs, and the court has set a hearing for October 1, 2021 to cover all pending motions. Also on the docket currently are a November 1, 2021 pre-trial hearing and the trial set for November 8, 2021.

9.	Subsequent Events

On July 21, 2021 the Trust declared a cash distribution of $0.060425 per Trust unit based upon production during the month of May 2021.

	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
May	33,277	40,794	$63.22	$3.76

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

Outlook

Boaz Energy has advised the Trustee that the estimate for Boaz Energy’s 2021 capital budget for the Underlying Properties is $5.5 million, of which approximately $1.9 million had been expended as of June 30, 2021. Based on current oil and gas prices, Boaz anticipates continuing to participate as a non-operator in certain drilling and waterflood conformance work in both Crane and Terry counties, as well as drilling two operated wells in Crane county sometime is 2021. The majority of capital spent in 2021 to date has been on non-operated drilling and completion operations in Crane County. The $5.5 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, including the ongoing impact of the COVID-19 pandemic on such prices, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

RESULTS OF OPERATIONS

Distributable Income

Three Months Ended June 30, 2021

For the three months ended June 30, 2021, net profits income received by the Trust was $2,175,292 compared to $376,992 for the same period of the prior year. This increase in net profits income was primarily due to higher prices and volumes. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $31 and general and administrative expenditures of $215,094, distributable income for the three months ended June 30, 2021 was $1,960,229, or $0.161129 per Trust unit. For the three months ended June 30, 2020, total distributable income was $0, or $0.000000 per unit.

Interest income was lower for the quarter ended June 30, 2021 as compared to the prior year, due to lower interest rates.  General and administrative expenditures decreased by $63,143 for the three months ended June 30, 2021 as compared to the prior year, primarily due to the timing of payments.

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee is authorized to retain cash reserves for administrative expenses.  The Trustee did not retain any cash reserves during the three months ended June 30, 2021 compared to $100,000 in cash reserves retained in the same period of the prior year. Total cash reserves were $1,000,000 as of June 30, 2021 and December 31, 2020.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended June 30, 2021 were as follows:

Record Date	Payment Date	Distribution per Unit
April 30, 2021	May 14, 2021	$0.044638
May 28, 2021	June 14, 2021	0.055801
June 30, 2021	July 14, 2021	0.060690
		$0.161129

Six Months Ended June 30, 2021

For the six months ended June 30, 2021, net profits income received by the Trust was $3,464,931 compared to $2,131,247 for the same period of the prior year. This increase in net profits income was primarily due to higher oil and gas prices in 2021. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $97, general and administrative expenditures of $456,389, distributable income for the six months ended June 30, 2021 was $3,008,639, or $0.247304 per Trust unit. For the six months ended June 30, 2020, total distributable income was $1,195,064, or $0.098232 per Trust unit.

Interest income decreased for the six months ended June 30, 2021 as compared to the prior year, due to lower interest rates. General and administrative expenditures decreased by $84,112 for the six months ended June 30, 2021 as compared to the prior year, primarily due to timing of payment of expenses.

Pursuant the terms of the Trust Agreement, the Trustee was  authorized to begin retaining cash reserves for administrative expenses in May of 2019. The Trustee did not retain any cash reserves during the six months ended June 30, 2021 compared to $400,000 in cash reserves retained in the prior year period. Total cash reserves were $1,000,000 as of June 30, 2021 and December 31, 2020.

Computation of Income from the Net Profits Interest Received by the Trust

The Net Profits Interest entitles the Trust to receive 80% of the net profits attributable to Boaz Energy’s interest from the sale of oil and natural gas production from the Underlying Properties.  The Trust’s income from the Net Profits Interest consists of monthly net profits attributable to income from the Underlying Properties.  Because of the interval between the time of production and receipt of net profits income by the Trust, the Trust recognizes production during the month in which the related net profits income is paid to the Trust.  Net profits income for the three months ended June 30, 2021, was based on production during the months of February 2021 through April 2021.  The table below outlines the computation of income from the Net Profits Interest received by the Trust for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Underlying Properties sales volumes(1):
Oil (Bbl)	94,875	126,963	201,203	262,455
Natural gas (Mcf)(2)	127,214	138,507	273,702	288,901
Total sales (Boe)	116,077	150,048	246,820	310,605
Average realized sales price:
Oil (per Bbl)	$59.67	$31.81	$51.41	$44.50
Natural gas (per Mcf)	$4.01	$0.79	$3.43	$1.42
Calculation of net profits:
Gross profits:
Oil sales	$5,662,000	$4,038,479	$10,344,454	$11,678,462
Natural gas sales	510,792	108,973	939,747	409,020
Other revenue	22,151	17,783	44,324	73,973
Total gross profits	$6,194,943	$4,165,235	$11,328,525	$12,161,455
Costs:
Direct operating expenses:	$538,749	$198,105	$929,347	$612,368
Lease operating expenses	1,349,115	1,194,390	2,741,616	2,565,646
Severance and ad valorem taxes	107,521	533,348	540,828	1,141,729
Development expenses	1,009,131	1,007,541	1,869,750	3,085,996
Other expenses	421,311	414,712	890,829	793,256
Total costs	$(3,425,827)	$(3,348,096)	$(6,972,370)	$(8,198,995)
Net profits	$2,769,116	$817,139	$4,356,155	$3,962,460
Percentage allocable to Net Profits Interest	80%	80%	80%	80%
Net profits income (before capital reserve)	$2,215,292	$653,713	$3,484,924	$3,169,968
Capital reserve (3)	$40,000	$(272,721)	$(20,000)	$(1,014,721)
Net Profits Interest audit fee	$0	$(4,000)	$0	$(24,000)
Net profits income received by the Trust	$2,175,292	$376,992	$3,464,931	$2,131,247

(1)

Quarterly sales volumes are typically reported for a three-month period, and therefore sales volumes for the three months ended June 30, 2021 reflect production volumes for February 2021 through April 2021.  Sales volumes for the six months ended June 30, 2021 reflect production volumes for November 2020 through April 2021.

(2)	Sales volumes for natural gas include NGLs.
(3)

Boaz Energy is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and expenses. As of June 30, 2021, Boaz had reserved $242,157 net to the Trust for future capital expense.

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

Sales Volumes

Oil

Oil sales volumes decreased by 32,088 Bbls (25%) for the three months ended June 30, 2021 as compared to the same period in 2020 and 61,252 Bbls (23%) for the six months ended June 30, 2021 as compared to the same period in the prior year primarily due to a natural decline and less demand partially offset by Boaz Energy methodically putting marginal wells back on line that were off-line due to the COVID-19 pandemic.

Natural Gas

Natural gas sales volumes decreased by 11,293 Mcf (8%) for the three months ended June 30, 2021 as compared to the prior year period. Boaz Energy reports this decrease was primarily because of lower demand during the COVID-19 pandemic. Natural gas sales volumes decreased by 15,199 Mcf (5%) for the six months ended June 30, 2021 as compared to the prior year period. Boaz Energy reports this decrease was also primarily because of lower demand during the COVID-19 pandemic.

Sales Prices

Oil

The average realized oil price per Bbl increased for the three and six months ended June 30, 2021 as compared to the prior year periods primarily related to increasing industry averages during 2021 as COVID-19 pandemic restrictions were loosened.

Natural Gas

The average realized natural gas price per Mcf increased for the three and six months ended June 30, 2021 as compared to the prior year periods because of increasing industry averages during 2021 as COVID-19 pandemic restrictions were loosened.

Costs

Direct Operating Expenses

Direct operating expenses increased for the three and six months ended June 30, 2021 as compared to the prior year periods primarily because of increased gas marketing fees and a workover to replace tubing and rods on a Terry County, Texas well in order to return the well to production.

Lease Operating Expenses

Lease operating expenses increased slightly for the three and six months ended June 30, 2021 as compared to the prior year periods as a result of cost inflation and supply chain issues regarding the goods and services required to support operations. During the first and second quarters of 2020, Boaz Energy shut in production as pricing decreased due to the COVID-19 pandemic. With pricing increasing in 2021, Boaz Energy is returning many wells to production, including marginal wells.

Severance and ad Valorem Taxes

Severance and ad valorem taxes decreased for the three and six months ended June 30, 2021 as compared to the prior year period primarily because of a distribution in June 2021 by Boaz of $350,000 previously accrued for payment of 2020 ad valorem taxes.

Development Expenses Related to the Underlying Properties

Development expenses related to the Underlying Properties increased slightly for the three months ended June 30, 2021 as compared to the prior year period as a result of drilling a well in Crane County, Texas. Development expenses related to the Underlying Properties decreased for the six months ended June 30, 2021 as compared to the prior year period as a result of higher development costs in early 2020 prior to the COVID-19 pandemic, and also due to strategic timing of development expenses in relation to oil prices.

Other Expenses

Other expenses increased slightly for the three and six months ended June 30, 2021 as compared to the prior year period, primarily due to an increase in the number of wells on the Underlying Properties not operated by Boaz Energy and the annual adjustment in overhead rate. Also, Boaz Energy held back additional capital in the second quarter of 2021 for future drilling projects.

Capital Reserve

As of June 30, 2021, Boaz Energy had reserved $242,157 net to the Trust for future capital expenses.

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

As authorized under the Trust Agreement, the Trustee is authorized to retain cash from the distributions the Trust receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 or more than $100,000 per month. Cash reserves previously retained and currently held by the Trustee for future administrative expenses total $1,000,000 as of June 30, 2021.

Boaz Energy Capital Expenditure Budget

Boaz Energy has advised the Trustee that the estimate for Boaz Energy’s 2021 capital budget for the Underlying Properties is $5.5 million, of which approximately $1.9 million had been expended as of June 30, 2021. Based on current oil and gas prices, Boaz anticipates continuing to participate as a non-operator in certain drilling and waterflood conformance work in both Crane and Terry counties, as well as drilling two operated wells in Crane county sometime is 2021. The majority of capital spent in 2021 to date has been on non-operated drilling and completion operations in Crane County. The $5.5 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, including the ongoing impact of the COVID-19 pandemic on such prices, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

On July 20, 2021, the Trust declared a cash distribution of $0.060425 per Trust unit based upon production during the month of May 2021 to record holders as of July 30, 2021. The distribution was paid on August 13, 2021. The following table shows underlying oil and natural gas sales and average prices during the production month of May 2021 and attributable to the distribution declared on July 20, 2021:

	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
May	33,277	40,794	$63.22	$3.76

Off-Balance Sheet Arrangements

As of June 30, 2021, the Trust had no off-balance sheet arrangements.

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

ITEM 4.

CONTROLS AND PROCEDURES

The Trustee conducted an evaluation of the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of June 30, 2021, that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Boaz Energy.

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

During the quarter ended June 30, 2021 there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Boaz Energy.

PART II. – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation seeks surface use damages and alleges violations of the terms of the leases, among other things. While it is not yet possible to estimate any potential loss or range of loss, Boaz Energy has advised the Trustee that it does not anticipate the litigation will materially affect the Trust. On January 3, 2020, Lawrence M. Marston joined the lawsuit as a plaintiff alleging surface damage claims against Blackbeard and Goodnight Midstream Permian, L.L.C., but not against the Trust. On January 17, 2020, the Trust and the other defendants filed a motion for summary judgment, which would dispose of the claims against the Trust if granted. After delays related to COVID-19, a hearing on the summary judgment motions filed by the Defendants and Goodnight was held on August 27, 2020. As of March 31, 2021, the court had not yet ruled on the motion for summary judgment. A mediation was conducted on November 10, 2020, but no settlement was reached. The discovery period closed in January 2021. Counsel for the defendants reported that during discovery, plaintiffs appeared to concede several points related to their claim against the Trust in responses to request for disclosure and a deposition of the Marston Trust’s manager, including that the Trust and the other defendants are entitled to retain 40-acres around each producing well as defendants have contended all along. However, plaintiffs have not formally amended their pleading or otherwise non-suited any claim against the Trust. Consequently, the Trust and the other defendants filed a second summary judgment motion pointing out, in part, that plaintiffs appear to have conceded portions of their claim against the Trust and the other defendants regarding the trespass to try title claim. That motion was set for hearing on April 1, 2021, but at that hearing, the court granted the plaintiffs’ counsel’s motion to withdraw from representing the plaintiffs and vacated the May 3, 2021 trial setting to allow plaintiffs an opportunity to retain new counsel. The court did not re-open the expired discovery and pleading deadlines. All other motions were carried forward. Replacement counsel have since appeared for the plaintiffs, and the court has set a hearing for October 1, 2021 to cover all pending motions. Also on the docket currently are a November 1, 2021 pre-trial hearing and the trial set for November 8, 2021.

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

Date: August 16, 2021

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