Form 10-Q
period 2021-09-30
PermRock Royalty Trust
filed 2021-11-15
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

As of November 15, 2021, 12,165,732 trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

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

The condensed financial statements included herein are presented without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, and Simmons Bank, as Trustee (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed interim financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s 2020 Annual Report on Form 10-K (“2020 Annual Report”). In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and Trust corpus of PermRock Royalty Trust at September 30, 2021 and December 31, 2020, and the distributable income and changes in Trust corpus for the three- and nine-month periods ended September 30, 2021 and September 30, 2020 have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2021 (unaudited)	December 31, 2020
ASSETS
Cash and short-term investments	$1,609,640	$1,181,449
Net Profits Interest (1)	84,839,039	87,916,384
TOTAL ASSETS	$86,448,679	$89,097,833
LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$609,640	$181,474
Cash reserves (2)	1,000,000	1,000,000
Trust corpus	84,839,039	87,916,359
TOTAL LIABILITIES AND TRUST CORPUS	$86,448,679	$89,097,833

(1)	See Note 2 to condensed financial statements for further discussion of the Net Profits Interest.

(2)	The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net profits income	$2,273,583	$326,946	$5,738,514	$2,458,193
Interest income	33	127	130	4,446
Total revenue	2,273,616	327,073	5,738,644	2,462,639
Expenditures – general and administrative	(172,268)	(205,416)	(628,657)	(745,917)
Cash reserves (1)	0	0	0	400,000
Distributable income	$2,101,348	$121,657	$5,109,987	$1,316,722
Distributable income per unit (2)	$0.172726	$0.010000	$0.420032	$0.108232

(1)	The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.

(2)	Based on 12,165,732 Trust units issued and outstanding as of November 15, 2021.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Trust corpus, beginning of period	$85,889,411	$88,393,841	$87,916,359	$89,043,803
Amortization of Net Profits Interest	(1,050,372)	(183,296)	(3,077,320)	(833,258)
Distributable income	2,101,348	121,657	5,109,987	1,316,722
Distributions declared	(2,101,348)	(121,657)	(5,109,987)	(1,316,722)
Trust corpus, end of period	$84,839,039	$88,210,545	$84,839,039	$88,210,545

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

In May 2018, Boaz Energy completed an initial public offering of 6,250,000 of the 12,165,732 total Trust units outstanding, retaining ownership of 5,915,732 Trust units. As of September 30, 2021, Boaz Energy owned 5,878,332 Trust units of the 12,165,732 Trust units issued and outstanding.

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
5

PERMROCK ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Revenue received by the Trust (and its ability to pay distributions) has been and will continue to be directly affected by the volatility in commodity prices in response to the economic effects of the COVID-19 pandemic. The decline in commodity prices in 2020 resulted in an oversupply of crude oil, further exacerbating the decline in crude oil prices in 2020. While crude oil prices have been higher during the first three quarters of 2021, fluctuations and depressions could continue for an extended period of time.

PERMROCK ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee began retaining cash from the distributions the Trust receives to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. The Trustee is authorized to retain cash reserves (i) in an amount not to exceed $1.0 million at any one time and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 per month or more than $100,000 per month. Cash reserves held by the Trustee for administrative expenses totaled $1,000,000 as of September 30, 2021.

Boaz Energy is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and development or operating expenses. As of December 31, 2020, the balance of funds held back to cover certain future capital expenses was $222,157 net to the Trust. As of September 30, 2021, the balance of funds reserved by Boaz Energy, net to the Trust, was $142,157.

5.	Distributions to Unitholders

The Trust makes monthly cash distributions of the net amount, if any, of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and cash reserves to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended September 30, 2021 were as follows:

Record Date	Payment Date	Distribution per Unit
July 30, 2021	August 13, 2021	$0.060425
August 31, 2021	September 15, 2021	0.062192
September 30, 2021	October 15, 2021	0.050109

		$0.172726

PERMROCK ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Agreements with Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. As of September 30, 2021, Boaz Energy owned 5,878,332 Trust units of the 12,165,732 Trust units issued and outstanding.

7.	Development Costs

Boaz Energy has advised the Trustee that the estimate for Boaz Energy’s 2021 capital budget for the Underlying Properties is $5.5 million, of which approximately $3.3 million had been expended as of September 30, 2021.  Based on current oil and gas prices, Boaz anticipates continuing to participate as a non-operator in certain drilling and waterflood conformance work in both Crane and Terry Counties. Capital expenditures during the three-month period ending September 30, 2021 included drilling an operated well in Crane County and participating as a non-operator of drill wells in Glasscock and Crane Counties. The $5.5 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, including the ongoing impact of the COVID-19 pandemic on such prices, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

8.	Settlements and Litigation

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation seeks surface use damages and alleges violations of the terms of the leases, among other things. While it is not yet possible to estimate any potential loss or range of loss, Boaz Energy has advised the Trustee that it does not anticipate the litigation will materially affect the Trust. On January 3, 2020, Lawrence M. Marston joined the lawsuit as a plaintiff alleging surface damage claims against Blackbeard and Goodnight Midstream Permian, L.L.C., but not against the Trust. On January 17, 2020, the Trust and the other defendants filed a motion for summary judgment, which would dispose of the claims against the Trust if granted. After delays related to COVID-19, a hearing on the summary judgment motions filed by the Defendants and Goodnight was held on August 27, 2020. As of March 31, 2021, the court had not yet ruled on the motion for summary judgment. A mediation was conducted on November 10, 2020, but no settlement was reached. The discovery period closed in January 2021. Counsel for the defendants reported that during discovery, plaintiffs appeared to concede several points related to their claim against the Trust in responses to request for disclosure and a deposition of the Marston Trust’s manager, including that the Trust and the other defendants are entitled to retain 40-acres around each producing well as defendants have contended all along. However, plaintiffs have not formally amended their pleading or otherwise non-suited any claim against the Trust. Consequently, the Trust and the other defendants filed a second summary judgment motion pointing out, in part, that plaintiffs appear to have conceded portions of their claim against the Trust and the other defendants regarding the trespass to try title claim. That motion was set for hearing on April 1, 2021, but at that hearing, the court granted the plaintiffs’ counsel’s motion to withdraw from representing the plaintiffs and vacated the May 3, 2021 trial setting to allow plaintiffs an opportunity to retain new counsel. The court did not re-open the expired discovery and pleading deadlines. All other motions were carried forward. Replacement counsel have since appeared for the plaintiffs, and the court conducted a hearing on October 1, 2021 to cover all pending motions. The court indicated a letter ruling on all pending motions would be circulated but that has not yet occurred. On the docket currently are a December 3, 2021 pre-trial hearing and the trial now set for the week beginning December 13, 2021.

PERMROCK ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

9.	Subsequent Events

On October 19, 2021 the Trust declared a cash distribution of $0.053450 per Trust unit based upon production during the month of August 2021.

	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
August	30,722	38,924	$66.32	$5.85

On November 4, 2021, the Trustee announced that it has entered into an agreement with Argent Trust Company, a Tennessee chartered trust company (“Argent”), pursuant to which the Trustee will be resigning as trustee of the Trust and will nominate Argent as successor trustee of the Trust. The Trustee’s resignation as trustee, and Argent’s appointment as successor trustee, are subject to certain conditions set forth in the agreement, including approval by the unitholders of the Trust and of certain other trusts of which Simmons Bank acts as trustee (or a court) of (i) Argent’s appointment as successor trustee and (ii) any amendments of the Trust Agreement of the Trust and the trust agreements and indentures of the other trusts necessary to permit Argent to serve as successor trustee.

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

Cautionary Statement Regarding Forward Looking Statements

Certain information included in this Quarterly Report contains, and other materials filed or to be filed by the Trust with the SEC (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements, including without limitation statements under this “Trustee’s Discussion and Analysis of Financial Conditions and Results of Operations” and all statements regarding Boaz Energy and Simmons Bank’s (as Trustee of the Trust) expectations, beliefs and plans regarding the following: (i) Boaz Energy’s capital projects, timing and estimated costs, and the resulting impact of those activities on the computation of the Net Profits Interest; (ii) outside operators’ capital projects and the resulting impact of those activities on the Net Profits Interest; (iii) implementation or continued use of waterflood projects and workovers and the location of waterflood projects and workovers; (iv) Boaz Energy’s estimated capital expenditures; (v) the timing of capital expenditures and capital reserve amounts; (vi) the expected timing of litigation proceedings; (vii) the impact of current litigation matters on the Trust; (viii) Boaz Energy’s staffing levels or future reductions in staffing on the Underlying Properties; (ix) shut in of wells on the Underlying Properties; (x) the effects of COVID-19 and disputes over production levels; and (xi) distributions to Trust unitholders. Such statements are based on certain assumptions of the Trustee, and certain assumptions of information provided to the Trust by Boaz Energy, the owner of the Underlying Properties; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Boaz Energy; and involve risks and uncertainties. Certain factors could affect the future results of the energy industry in general, and Boaz Energy and the Trust in particular, and could cause actual results to differ materially from those projected in such forward-looking statements. Those factors include, without limitation, the following:

•	the effect of changes in commodity prices or alternative fuel prices;
•	the effect of public health concerns such as the coronavirus disease (COVID-19) and any government response thereto;
•	political and economic conditions in or affecting other oil and natural gas producing regions or countries;
•	uncertainties in estimating production and oil and natural gas reserves of the Underlying Properties;
•	risks associated with the drilling and operation of oil and natural gas wells;
•	the cost of developing the Underlying Properties;
•	the ability to maintain anticipated production levels;
•	the amount of future direct operating expenses, development expenses and other capital expenditures;
•	availability and terms of capital to fund capital expenditures;
•	risks associated with Boaz Energy and its ability to transfer operation of the Underlying Properties to third parties without the approval of Trust unitholders;
•	the performance of such third parties contracted by Boaz Energy and their ability or willingness to provide sufficient facilities and services to Boaz Energy on commercially reasonable terms;
•	the effect of existing and future laws and regulatory actions;
10

•	The actions of the Organizations of Petroleum Exporting Countries (“OPEC”);
•	conditions in the capital markets;
•	competition from others in the energy industry;
•	uncertainty in whether development projects will be pursued;
•	severe or unseasonable weather that may adversely affect production;
•	adequacy of Boaz Energy’s insurance coverage;
•	costs to comply with current and future governmental regulation of the oil and natural gas industry, including environmental, health and safety laws and regulations, and regulations with respect to hydraulic fracturing and the disposal of produced water;
•	the effect of existing and future laws and regulatory actions, including real estate, bankruptcy and tax legislation and the ability to accurately interpret the impact of such laws;
•	general economic conditions affecting the Permian Basin;
•	risks associated with title deficiencies that may arise with respect to the Underlying Properties and Boaz Energy’s ability to cure any such defects;
•	actions by Boaz Energy, including such that result in conflicts of interest, that adversely affect the Trust;
•	the ability to successfully estimate the impact of litigation matters, and certain accounting and tax matters;
•	the cost of inflation; and
•	the risk factors discussed in Item 1A of Part II of this Quarterly Report and in Part I of the Trust’s 2020 Annual Report.

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
11

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

Outlook

Boaz Energy has advised the Trustee that the estimate for Boaz Energy’s 2021 capital budget for the Underlying Properties is $5.5 million, of which approximately $3.3 million had been expended as of June 30, 2021.  Based on current oil and gas prices, Boaz anticipates continuing to participate as a non-operator in certain drilling and waterflood conformance work in both Crane and Terry Counties. Capital expenditures during the three-month period ending September 30, 2021 included drilling an operated well in Crane County and participating as a non-operator of drill wells in Glasscock and Crane Counties. The $5.5 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, including the ongoing impact of the COVID-19 pandemic on such prices, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

RESULTS OF OPERATIONS

Distributable Income

Three Months Ended September 30, 2021

For the three months ended September 30, 2021, net profits income received by the Trust was $2,273,583 compared to $326,946 for the same period of the prior year. This increase in net profits income was primarily due to higher volumes and prices. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $33 and general and administrative expenditures of $172,268, distributable income for the three months ended September 30, 2021 was $2,101,348, or $0.172726 per Trust unit. For the three months ended September 30, 2020, total distributable income was $121,657, or $0.010000 per unit.

Interest income was lower for the quarter ended September 30, 2021 as compared to the prior year, due to lower interest rates. General and administrative expenditures decreased by $33,148 for the three months ended September 30, 2021 as compared to the prior year, primarily due to differences in timing of the receipt and payment of certain expenses by the Trust.

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee is authorized to retain cash reserves for administrative expenses. The Trustee did not retain any cash reserves during the three months ended September 30, 2021 or September 30, 2020. Total cash reserves were $1,000,000 as of September 30, 2021 and September 30, 2020.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended September 30, 2021 were as follows:

Record Date	Payment Date	Distribution per Unit
July 30, 2021	August 13, 2021	$0.060425
August 31, 2021	September 15, 2021	0.062192
September 30, 2021	October 15, 2021	0.050109

		$0.172726

Nine Months Ended September 30, 2021

For the nine months ended September 30, 2021, net profits income received by the Trust was $5,738,514 compared to $2,458,193 for the same period of the prior year. This increase in net profits income was primarily due to higher oil prices in 2021 as COVID-19 pandemic restrictions were loosened and the withholding of fewer future capital holdback funds during the COVID-19 pandemic. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $130, general and administrative expenditures of $628,657, distributable income for the nine months ended September 30, 2021 was $5,109,987, or $0.420032 per Trust unit. For the nine months ended September 30, 2020, total distributable income was $1,316,722, or $0.108232 per Trust unit.

Interest income decreased for the nine months ended September 30, 2021 as compared to the prior year, due to lower interest rates. General and administrative expenditures decreased by $117,260 for the nine months ended September 30, 2021 as compared to the prior year, primarily due to differences in timing of the receipt and payment of certain expenses by the Trust.

Pursuant the terms of the Trust Agreement, the Trustee was authorized to begin retaining cash reserves for administrative expenses in May of 2019. The Trustee did not retain any cash reserves during the nine months ended September 30, 2021 compared to $400,000 in cash reserves retained in the prior year period. Total cash reserves were $1,000,000 as of September 30, 2021 and September 30, 2020.

Computation of Income from the Net Profits Interest Received by the Trust

The Net Profits Interest entitles the Trust to receive 80% of the net profits attributable to Boaz Energy’s interest from the sale of oil and natural gas production from the Underlying Properties. The Trust’s income from the Net Profits Interest consists of monthly net profits attributable to income from the Underlying Properties. Because of the interval between the time of production and receipt of net profits income by the Trust, the Trust recognizes production during the month in which the related net profits income is paid to the Trust. Net profits income for the three months ended September 30, 2021, was based on production during the months of May 2021 through July 2021. The table below outlines the computation of income from the Net Profits Interest received by the Trust for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Underlying Properties sales volumes(1):
Oil (Bbl)	93,694	94,237	294,897	356,691
Natural gas (Mcf)(2)	115,370	131,292	389,072	420,192
Total sales (Boe)	112,922	116,119	359,742	426,723
Average realized sales price:
Oil (per Bbl)	$67.82	$35.84	$56.62	$42.19
Natural gas (per Mcf)	$4.29	$1.72	$3.69	$1.94
Calculation of net profits:
Gross profits:
Oil sales	$6,353,959	$3,095,660	$16,698,413	$14,774,122
Natural gas sales	494,853	193,796	1,434,600	602,816
Other revenue	28,866	21,906	73,190	95,879
Total gross profits	$6,877,678	$3,311,362	$18,206,203	$15,472,817
Costs:
Direct operating expenses:	$467,981	$315,371	$1,397,328	$927,739
Lease operating expenses	1,282,395	1,365,199	4,024,011	3,930,845
Severance and ad valorem taxes	505,470	488,674	1,046,298	1,630,403
Development expenses	1,467,995	203,922	3,337,745	3,289,918
Other expenses	436,857	397,718	1,327,686	1,220,973
Total costs	$(4,160,698)	$(2,770,884)	$(11,133,068)	$(10,999,878)
Net profits	$2,716,980	$540,478	$7,073,135	$4,472,939
Percentage allocable to Net Profits Interest	80%	80%	80%	80%
Net profits income (before capital reserve)	$2,173,583	$432,382	$5,658,514	$3,578,351
Capital reserve (3)	$100,000	$(105,435)	$80,000	$(1,120,158)
Net Profits Interest audit fee	$0	$0	$0	$0
Net profits income received by the Trust	$2,273,583	$326,947	$5,738,514	$2,458,193

(1)	Quarterly sales volumes are typically reported for a three-month period, and therefore sales volumes for the three months ended September 30, 2021 reflect production volumes for May 2021 through July 2021. Sales volumes for the nine months ended September 30, 2021 reflect production volumes for November 2020 through July 2021.
(2)	Sales volumes for natural gas include NGLs.
(3)	Boaz Energy is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and expenses. As of September 30, 2021, Boaz had reserved $142,157 net to the Trust for future capital expense.
14

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

Sales Volumes

Oil

Oil sales volumes decreased by 543 Bbls (0.01%) for the three months ended September 30, 2021 as compared to the same period in 2020 and 61,794 Bbls (17.32%) for the nine months ended September 30, 2021 as compared to the same period in 2020 primarily due to a natural decline in volumes combined with a slow return of low margin wells to production.

Natural Gas

Natural gas sales volumes decreased by 15,922 Mcf (12.13%) for the three months ended September 30, 2021 as compared to the prior year period. Boaz Energy reports this decrease was primarily because of a natural decline in volumes. Natural gas sales volumes decreased by 31,120 Mcf (7.40%) for the nine months ended September 30, 2021 as compared to the prior year period. Boaz Energy reports this decrease was also primarily because of a natural decline in volumes.

Sales Prices

Oil

The average realized oil price per Bbl increased for the three and nine months ended September 30, 2021 as compared to the prior year periods primarily related to increasing industry averages during 2021 as COVID-19 pandemic restrictions were loosened.

Natural Gas

The average realized natural gas price per Mcf increased for the three and nine months ended September 30, 2021 as compared to the prior year periods because of increasing industry averages during 2021 as COVID-19 pandemic restrictions were loosened.

Costs

Direct Operating Expenses

Direct operating expenses increased for the three and nine months ended September 30, 2021 as compared to the prior year periods primarily because of increased gas marketing fees and bringing marginal wells back to production.

Lease Operating Expenses

Lease operating expenses decreased for the three months ended September 30, 2021 as compared to the prior year period due to timing of payments and delayed invoices for chemicals during 2020. Lease operating expenses increased for the nine months ended September 30, 2021 as compared to the prior year period as a result of cost inflation and supply chain issues regarding the goods and services required to support production. During the first and second quarters of 2020, Boaz Energy shut in production as pricing decreased due to the COVID-19 pandemic. With pricing increasing in 2021, Boaz Energy is returning many wells to production, including marginal wells.

Severance and ad Valorem Taxes

Severance and ad valorem taxes increased for the three months ended September 30, 2021 as compared to the prior year period primarily because higher oil and gas sales values. Severance and ad valorem taxes decreased for the nine months ended September 30, 2021 as compared to the prior year period primarily because of a reimbursement in June 2021 by Boaz Energy of $350,000 previously over-accrued for payment of 2020 ad valorem taxes.

Development Expenses Related to the Underlying Properties

Development expenses related to the Underlying Properties increased for the three months ended September 30, 2021 as compared to the prior year period as a result of engagement in less non-operated drilling activity. Development expenses related to the Underlying Properties increased for the nine months ended September 30, 2021 as compared to the prior year period as a result of drilling a well in Crane County, Texas.

Other Expenses

Other expenses decreased for the three and nine months ended September 30, 2021 as compared to the prior year period, primarily due to Boaz Energy withholding fewer future capital holdback funds as were needed in 2020 to mitigate the effects of the COVID-19 pandemic.

Capital Reserve

As of September 30, 2021, Boaz Energy had reserved $142,157 net to the Trust for future capital expenses.

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

As authorized under the Trust Agreement, the Trustee is authorized to retain cash from the distributions the Trust receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 or more than $100,000 per month. Cash reserves previously retained and currently held by the Trustee for future administrative expenses total $1,000,000 as of September 30, 2021.

Boaz Energy Capital Expenditure Budget

Boaz Energy has advised the Trustee that the estimate for Boaz Energy’s 2021 capital budget for the Underlying Properties is $5.5 million, of which approximately $3.3 million had been expended as of September 30, 2021. Based on current oil and gas prices, Boaz anticipates continuing to participate as a non-operator in certain drilling and waterflood conformance work in both Crane and Terry Counties. Capital expenditures during the three-month period ending September 30, 2021 included drilling an operated well in Crane County and participating as a non-operator of drill wells in Glasscock and Crane Counties. The $5.5 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, including the ongoing impact of the COVID-19 pandemic on such prices, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

On October 19, 2021, the Trust declared a cash distribution of $0.053450 per Trust unit based upon production during the month of August 2021 to record holders as of October 29, 2021. The distribution was paid on November 15, 2021. The following table shows underlying oil and natural gas sales and average prices during the production month of August 2021 and attributable to the distribution declared on October 19, 2021:

	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
August	30,722	38,924	$66.32	$5.85

Off-Balance Sheet Arrangements

As of September 30, 2021, the Trust had no off-balance sheet arrangements.

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of September 30, 2021, that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Boaz Energy.

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

During the quarter ended September 30, 2021 there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Boaz Energy.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation seeks surface use damages and alleges violations of the terms of the leases, among other things. While it is not yet possible to estimate any potential loss or range of loss, Boaz Energy has advised the Trustee that it does not anticipate the litigation will materially affect the Trust. On January 3, 2020, Lawrence M. Marston joined the lawsuit as a plaintiff alleging surface damage claims against Blackbeard and Goodnight Midstream Permian, L.L.C., but not against the Trust. On January 17, 2020, the Trust and the other defendants filed a motion for summary judgment, which would dispose of the claims against the Trust if granted. After delays related to COVID-19, a hearing on the summary judgment motions filed by the Defendants and Goodnight was held on August 27, 2020. As of March 31, 2021, the court had not yet ruled on the motion for summary judgment. A mediation was conducted on November 10, 2020, but no settlement was reached. The discovery period closed in January 2021. Counsel for the defendants reported that during discovery, plaintiffs appeared to concede several points related to their claim against the Trust in responses to request for disclosure and a deposition of the Marston Trust’s manager, including that the Trust and the other defendants are entitled to retain 40-acres around each producing well as defendants have contended all along. However, plaintiffs have not formally amended their pleading or otherwise non-suited any claim against the Trust. Consequently, the Trust and the other defendants filed a second summary judgment motion pointing out, in part, that plaintiffs appear to have conceded portions of their claim against the Trust and the other defendants regarding the trespass to try title claim. That motion was set for hearing on April 1, 2021, but at that hearing, the court granted the plaintiffs’ counsel’s motion to withdraw from representing the plaintiffs and vacated the May 3, 2021 trial setting to allow plaintiffs an opportunity to retain new counsel. The court did not re-open the expired discovery and pleading deadlines. All other motions were carried forward. Replacement counsel have since appeared for the plaintiffs, and the court conducted a hearing on October 1, 2021 to cover all pending motions. The court indicated a letter ruling on all pending motions would be circulated but that has not yet occurred. On the docket currently are a December 3, 2021 pre-trial hearing and the trial now set for the week beginning December 13, 2021.

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

Date: November 15, 2021

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

