Form 10-K
period 2021-12-31
PermRock Royalty Trust
filed 2022-03-31
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of Trust units representing beneficial interests in PermRock Royalty Trust held by non-affiliates on June 30, 2021 (the last business day of its most recently completed second fiscal quarter) was approximately $44,766,288 based on the closing price as quoted on the New York Stock Exchange. As of March 31, 2022, 12,165,732 Trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

PERMROCK ROYALTY TRUST
FORM 10-K
For the Fiscal Year Ended December 31, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-K (“Annual Report”) contains, and other materials filed or to be filed by the PermRock Royalty Trust (the “Trust”) with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Such forward-looking statements may be or may concern, among other things, Boaz Energy II, LLC’s (“Boaz Energy”) and Simmons Bank’s (as the trustee of the Trust (the “Trustee”)), expectations, beliefs and plans regarding: (i) Boaz Energy’s capital expenditure budget and anticipated expenditures, including waterflood projects and workovers; (ii) Boaz Energy’s 2022 outlook, including expansion of waterflood operations in the Permian Platform, Clearfork and Abo areas and participating in non-operated drilling in the Permian Platform;(iii) Boaz Energy’s plan to drill operated wells in the Permian Clearfork and Permian Platform areas; (iv) estimated capital required for 2022 operations; (v) amount and timing of cash reserves by the Trustee; (vi) drilling activity; (vii) estimated present value of future cash flows; (viii) characteristics of the Underlying Properties, including estimates regarding oil and gas reserves; (ix) the impact of a loss of any major customers; (vi) reliance on third parties for facilities and services; (x) the ability of Boaz Energy’s insurance coverage to cover certain claims; (xi) burdens and obligations affecting the Underlying Properties and their impact on the Underlying Properties and Net Profits Interest; (xii) the quality of Boaz Energy’s title to the Underlying Properties; (xiii) the impact of litigation on the Trust and regulatory matters; (xiv) the tax treatment of the Net Profits Interest; (xv) the treatment of the Net Profits Interest in the event of Boaz Energy’s bankruptcy; (xvi) distributions to Trust unitholders, including in the event of contingencies; and (xvii) future cash retentions from distributions. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements are based on certain assumptions of the Trustee, and certain assumptions of information provided to the Trust by Boaz Energy, the owner of the Underlying Properties; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Boaz Energy; and involve risks and uncertainties. The following important factors, in addition to those discussed elsewhere in this Annual Report, could affect the future results of the energy industry in general, and Boaz Energy and the Trust in particular, and could cause actual results to differ materially from those projected in such forward-looking statements:

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
ii

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

iii

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

iv

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

vi

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

During the year ended December 31, 2021, Boaz Energy and other third-party operators of the Underlying Properties sold the oil produced from the Underlying Properties to third-party purchasers. Oil production from the Underlying Properties is typically transported by pipeline or truck from the field to the closest gathering facility or refinery. Boaz Energy and other operators sell the majority of the oil production from the Underlying Properties under contracts based on geographic location using market sensitive pricing. The price received by the operators for the oil production from the Underlying Properties is usually based on a regional price applied to equal daily quantities in the month of delivery that is then reduced for differentials based upon delivery location and oil quality.

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

For the year ended December 31, 2021, Boaz Energy reported that Phillips 66, Plains All American Pipeline, Blackbeard Operating LLC, and Energy Transfer Partners accounted for 28.09%, 23.60%, 18.57% and 13.45% respectively, of its total oil and natural gas revenues, and that no other purchaser accounted for 10% or more of the total revenue of the Underlying Properties. Boaz Energy does not believe that the loss of any of these parties as a purchaser of crude oil or natural gas production from the Underlying Properties would have a material impact on the business or operations of Boaz Energy or the Underlying Properties because of the large number of marketing firms and competitive nature of oil and gas purchasers in the Permian Basin. Oil and natural gas are currently sold to these four customers under short-term contracts at market prices.

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

Successor Trustee

On November 4, 2021, the Trustee of the Trust, announced that it has entered into an agreement with Argent Trust Company, a Tennessee chartered trust company (“Argent”), pursuant to which the Trustee will be resigning as trustee of the Trust and will nominate Argent as successor trustee of the Trust. The Trustee’s resignation as trustee, and Argent’s appointment as successor trustee, are subject to certain conditions set forth in the agreement, including approval by the unitholders of the Trust and of certain other trusts of which Simmons Bank acts as trustee (or a court) of (i) Argent’s appointment as successor trustee and (ii) any amendments to the Trust Agreement of the Trust and the trust agreements and indentures of the other trusts necessary to permit Argent to serve as successor trustee. On February 9, 2022, the Trustee notified unitholders that a special meeting will be held April 5, 2022 where unitholders will be asked (i) to approve the appointment of Argent Trust Company as successor trustee of the Trust, (ii) to approve an amendment to the Trust Agreement, that would permit a bank or trust company with capital, surplus and undivided profits (as of the end of its last fiscal year prior to its appointment) of at least $20,000,000 to serve as successor trustee of the Trust, and (iii) if necessary or appropriate, to approve an adjournment of the special meeting to permit solicitation of additional proxies in favor of the above proposals.

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

Water Discharges

The Federal Water Pollution Control Act, also known as the “Clean Water Act” (“CWA”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil, into federal and state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Obtaining permits has the potential to delay the development of oil and natural gas projects. In addition, federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. In June 2015, the EPA and the U.S. Army Corps of Engineers (the “Corps”) published a final rule attempting to clarify the federal jurisdictional reach over waters of the United States (“WOTUS”). Several legal challenges to the rule followed, along with attempts to stay implementation following the change in presidential administration. Currently, the WOTUS rule is active in some states and enjoined in others. However, the EPA and the Corps proposed changes to the WOTUS rule in two final rules published on October 22, 2019 and April 1, 2020, both of which are subject to legal challenges. The EPA and the U.S. Army Corps of Engineers have subsequently issued notice of intent to restore the pre-2015 regulatory definition of WOTUS while working on yet another new regulatory definition. Litigation remains pending in several courts. Therefore, the scope of jurisdiction under the CWA is uncertain at this time. Spill prevention, control and countermeasure plan requirements imposed under the CWA require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Oil Pollution Act of 1990, as amended, or “OPA,” amends the Clean Water Act and establishes strict liability and natural resource damages liability for unauthorized discharges of oil into waters of the United States. OPA requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst case discharge of oil into waters of the United States.

Air Emissions

The CAA and comparable state laws restrict the emission of air pollutants from many sources through air emissions permitting programs and also impose various monitoring, testing, and reporting requirements. These laws and regulations may require Boaz Energy to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or incur development expenses to install and utilize specific equipment or technologies to control emissions. For example, in June 2016 the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements. Any such requirements could increase the costs of development and production on the Underlying Properties, potentially impairing the economic development of the Underlying Properties and reducing the amount of cash distributable to Trust unitholders. Obtaining permits has the potential to delay the development of oil and natural gas projects. Federal and state regulatory agencies may impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations. In particular, U.S. EPA’s National Compliance Initiatives for fiscal years 2020-2023 include focusing on reducing emissions from significant sources of volatile organic compounds (VOC) and hazardous air pollutants (HAPs), which could lead to increased scrutiny of air emissions from oil and gas operations.

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

Federal agencies also have begun directly regulating emissions of methane from oil and natural gas operations. For example, in June 2016, the EPA published New Source Performance Standards (“NSPS”), known as Subpart OOOOa, that requires certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. However, on August 28, 2019, the EPA published a notice of reconsideration proposing to rescind methane-specific requirements for new and modified oil and gas infrastructure, which drew legal challenges. Subsequently, on November 2, 2021, EPA released a proposed rule that would limit emissions of methane—a greenhouse gas—from facilities in the oil and gas sector. The proposed regulations, once effective, would reach new and existing facilities in the production, gathering, processing, and transmission and storage segments.  Notably, the Biden administration has made addressing climate change a priority and is expected to take steps to reduce harmful air emissions, which could result in new efforts to set methane limits and otherwise regulate GHGs.

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

Item 1A.  Risk Factors

Summary of Risk Factors

The risk factors summarized and detailed below could materially harm production from the Underlying Properties, operating results and/or the Trust’s financial condition, adversely affect proceeds to the Trust and cash distributions to Trust unitholders, and/or cause the price of the Trust units to decline. These are not all the risks the Trust faces, and other factors not presently known to the Trust or that the Trust currently believes are immaterial may also affect the Trust if they occur. These risks and uncertainties include, but are not limited to, the following:

•	Oil and natural gas prices are volatile, and lower oil and natural gas prices could reduce proceeds to the Trust and cash distributions to Trust unitholders.
•	The COVID-19 pandemic and efforts to contain the virus have adversely affected and could continue to adversely affect the operators of the Underlying Properties, the Net Profits Interest and the cash available for distribution to unitholders.
8

•	The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices, which could reduce the amount of cash available for distribution to Trust unitholders.
•	Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units.
•	Developing oil and natural gas wells and producing oil and natural gas are costly and high-risk activities with many uncertainties that could adversely affect future production from the Underlying Properties. Any delays, reductions or cancellations in development and producing activities could decrease revenues that are available for distribution to Trust unitholders.
•	The amount of cash available for distribution by the Trust depends in part on access to and operation of gathering, transportation and processing facilities on commercially reasonable terms or otherwise. Any limitation in the availability of those facilities could interfere with sales of oil and natural gas production from the Underlying Properties.
•	Boaz Energy or any other operator of any Underlying Property may abandon the property, thereby terminating the related Net Profits Interest payable to the Trust that are attributable to the abandoned property.
•	The unavailability or high cost of equipment, supplies, personnel and services could increase costs of developing and operating the Underlying Properties and result in a reduction in the amount of cash available for distribution to the Trust unitholders.
•	All of the Underlying Properties are concentrated in the Permian Basin, making the Trust vulnerable to risks associated with operating in only one major geographic area.
•	A bankruptcy of Boaz Energy or any third-party operator could adversely affect the operation of the wells and the development of the proved undeveloped reserves and interrupt or decrease distributions to Trust unitholders.
•	The reserves attributable to the Underlying Properties are depleting assets and production from those reserves will diminish over the long term and may eventually cease, therefore, proceeds to the Trust and cash distributions to Trust unitholders will decrease over time and may eventually cease.
•	An increase in the differential between the price realized by Boaz Energy for oil or natural gas produced from the Underlying Properties and the NYMEX or other benchmark price of oil or natural gas could reduce the profits to the Trust and, therefore, the cash distributions by the Trust and the value of Trust units.
•	Higher production and development costs related to the Underlying Properties and other costs and expenses incurred by the Trust without concurrent increases in revenue, will result in decreased Trust distributions.
•	A significant portion of the reserves associated with and production from the Underlying Properties will be influenced by the success of secondary recovery techniques. There are uncertainties associated with such techniques and, if these recovery methods do not result in expected production levels, net profits available for distribution to Trust unitholders could be less than expected.
•	The standardized measure of the estimated proved oil and natural gas reserves attributable to the Trust’s interest in the Underlying Properties and the associated PV-10 calculation are not necessarily the same as the current market value of those estimated reserves.
•	The Trust units may lose value as a result of title deficiencies with respect to the Underlying Properties.
•	The amount of cash available for distribution by the Trust could be reduced by expenses caused by uninsured claims.
•	War, military invasions, terrorism and other continued geopolitical hostilities could adversely affect the Trust’s distributions to its unitholders or the market price of its units.
•	Future net profits income to the Trust may be subject to risks relating to the creditworthiness of third parties.
•	The Trust is passive in nature and neither the Trust nor the Trust unitholders have any ability to influence Boaz Energy and other third-party operators or control the operation or development of the Underlying Properties.
•	Boaz Energy may transfer all or a portion of the Underlying Properties at any time without Trust unitholder consent, subject to specified limitations.
•	The Trustee must, under certain circumstances, sell the Net Profits Interest and dissolve the Trust prior to the expected termination of the Trust. If this were to occur, Trust unitholders may not recover their investment.
•	Conflicts of interest could arise between Boaz Energy and its affiliates, on the one hand, and the Trust and the Trust unitholders, on the other hand.
•	The Trust is administered by a Trustee who cannot be replaced except by a majority vote of the Trust unitholders at a special meeting, which may make it difficult for Trust unitholders to remove or replace the Trustee.
•	Boaz Energy’s ability to perform its obligations to the Trust could be limited by restrictions under its debt agreements.
9

•	Trust unitholders have limited ability to enforce provisions of the Conveyance creating the Net Profits Interest, and Boaz Energy’s liability to the Trust is limited.
•	Boaz Energy may sell Trust units in the public or private markets, and such sales could have an adverse impact on the trading price of the Trust units.
•	The trading price for the Trust units may not reflect the value of the Net Profits Interest held by the Trust.
•	Courts outside of Delaware may not recognize the limited liability of the Trust unitholders provided under Delaware law.
•	For as long as the Trust is an emerging growth company and a smaller reporting company, it will not be required to comply with certain disclosure requirements that apply to other public companies.
•	The operations of the Underlying Properties are subject to complex federal, state, local and other laws and regulations, including environmental laws and regulations, that could adversely affect the cost, manner or feasibility of conducting operations on them or result in significant costs and liabilities, which could reduce the amount of cash available for distribution to Trust unitholders.
•	Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in Boaz Energy incurring increased costs, additional operating restrictions or delays and fewer potential drilling locations.
•	The adoption and implementation of international, federal or state climate change legislation or regulations could result in increased operating costs for Boaz Energy and reduced demand for the oil, natural gas and NGLs that Boaz Energy produces.
•	The potential physical effects of climate change could disrupt production on the Underlying Properties and cause Boaz Energy and other third-party operators to incur significant costs, thereby reducing cash distributable to Trust unitholders.
•	Additional restrictions on drilling activities intended to protect certain species of wildlife may adversely affect Boaz Energy’s and other third-party operators' ability to conduct drilling activities.
•	The business of Boaz Energy could be negatively affected by various security threats, including cybersecurity threats, and other disruptions.
•	The Trust has not requested a ruling from the IRS regarding the tax treatment of the Trust. If the IRS were to determine (and be sustained in that determination) that the Trust is not a “grantor trust” for U.S. federal income tax purposes, the Trust could be subject to more complex and costly tax reporting requirements that could reduce the amount of cash available for distribution to Trust unitholders.
•	Trust unitholders are required to pay U.S. federal income taxes on their share of the Trust’s income, even if they do not receive any cash distributions from the Trust.
•	A portion of any gain recognized on the disposition of the Trust units could be taxed as ordinary income.
•	The Trust generally allocates its items of income, gain, loss and deduction between transferors and transferees of the Trust units based upon the monthly record date. The IRS may challenge this treatment.
•	If the Trust cannot meet the New York Stock Exchange continued listing requirements, the NYSE may delist the Trust units.

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

The Trust’s reserves and monthly cash distributions are highly dependent upon the prices realized from the sale of oil and natural gas. Oil and natural gas are commodities, and their prices can be volatile and fluctuate widely in response to market uncertainty and relatively minor changes in the supply of and demand for oil and natural gas. Factors that affect oil and natural gas prices include, among others:

•	worldwide and regional economic conditions impacting the global supply of and demand for oil and natural gas;
•	the price and quantity of foreign imports and U.S. exports of oil and natural gas;
•	the effect of public health concerns such as the COVID-19 pandemic and any government response thereto;
•	political and economic conditions in or affecting other oil and natural gas producing regions, including hostilities between Russa and Ukraine or in other oil and natural gas producing regions;
•	expectations about future prices of, or the supply of and demand for oil and natural gas;
•	the volatility and uncertainty of regional pricing differentials, particularly prevailing prices on local price indexes in the Permian Basin;
10

•	technological advances affecting energy consumption, energy storage and energy supply;
•	the price and availability of alternative fuels;
•	the proximity, capacity, cost and availability of gathering and transportation facilities;
•	U.S. federal, state and local governmental regulation and taxation;
•	energy conservation and environmental measures; and
•	acts of force majeure.

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

Because the monthly distributions correlate with the net profits generated each month after payment of costs and expenses related to the Underlying Properties (including direct operating expenses and development expenses), future monthly distributions paid to the Trust unitholders will vary significantly from month to month and may be zero in any given month. Boaz Energy entered into derivative put option contracts with respect to expected oil production in 2018 and 2019, however, those contracts expired as of December 31, 2019 and Boaz Energy has not entered into any derivative contracts relating to oil and natural gas volumes produced after December 31, 2019. The terms of the Conveyance prohibit Boaz Energy from entering into new hedging arrangements burdening the Trust or the Underlying Properties. As a result, the amount of cash distributions have been and will continue to be subject to a greater fluctuation after December 31, 2019 due to changes in oil and natural gas prices.

The COVID-19 pandemic and efforts to contain the virus have adversely affected and could continue to adversely affect the operators of the Underlying Properties, the Net Profits Interest and the cash available for distribution to unitholders.

The COVID-19 pandemic and response efforts to contain the pandemic are unprecedented and continuing through the beginning of 2022. The extent and duration of curtailed economic activity, including business and operational disruptions, closures, limitations and restrictions on travel, and supply chain and workforce disruptions, is unknown and may affect the operators of the Underlying Properties and production activity. It is not possible to reliably estimate the impact the COVID-19 pandemic will have on future periods. The value of the Net Profits Interest and the Trust’s ultimate cash available for distribution is highly dependent on the financial condition of Boaz Energy and other third-party operators, oil and natural gas prices, supply and demand, and other factors, which have been negatively impacted by the COVID-19 pandemic, and may be negatively impacted in the future. Boaz Energy temporarily shut in production of certain wells during 2020. If prices are negatively impacted in the future, it is possible Boaz Energy or any third-party operator of the Underlying Properties could shut in or curtail production from wells on the Underlying Properties or plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices, without the consent of the Trust or the Trust unitholders. Substantial declines in and extended periods of decreased economic activity and depressed oil, natural gas and natural gas liquids prices have previously resulted in and may in future periods result in reductions in the amount of oil and natural gas that is economic to produce from the Underlying Properties, reduced net proceeds to which the Trust is entitled, and elimination of cash available for distribution to Trust unitholders for an unknown period of time.

The ultimate impact of COVID-19 remains uncertain, difficult to predict and largely outside of the Trust’s control, including, among others, the continued spread, duration and severity of the pandemic outbreak and subsequent variants of the virus; the consequences of governmental and other measures designed to prevent the spread of or effectively treat the virus; workforce availability; and the timing and extent to which normal economic and operating conditions resume.

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

The Organization of Petroleum Exporting Countries (“OPEC”) is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. The extent and duration of production cuts by OPEC members and other oil exporting nations to support crude oil prices have fluctuated and may continue to do so. There can be no assurance that OPEC members and other oil exporting nations will continue to agree to production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that they will not further reduce oil prices or increase production. Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to continued volatility in the price of oil, which could adversely affect the financial condition and economic performance of the operators of the Underlying Properties and may reduce net profits income and significantly reduce or completely eliminate the amount of cash available for distribution to Trust unitholders for an unknown period of time.

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

Boaz Energy or any third-party operator of the Underlying Properties could determine during periods of low commodity prices, including as a result of COVID-19, to shut in or curtail production from wells on the Underlying Properties or plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Boaz Energy or any other operator may abandon any well or property without the consent of the Trust or the Trust unitholders if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities. This could result in termination of the Net Profits Interest relating to the abandoned well or property. The Underlying Properties are sensitive to decreasing commodity prices. The commodity price sensitivity is due to a variety of factors that vary from well to well, including the costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the expenses of certain wells to exceed the well’s revenue. If this scenario occurs, Boaz Energy or any third-party operator may decide to shut-in the well or plug and abandon the well. This could reduce future cash distributions to Trust unitholders.

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

The value of the Net Profits Interest and the Trust’s ultimate cash available for distribution are highly dependent on Boaz Energy’s financial condition. Neither Boaz Energy nor any other operator of the Underlying Properties has agreed with the Trust to maintain a certain net worth or to be restricted by other similar covenants. In addition, Boaz Energy is not required to retain ownership of its Trust units and may sell such units or distribute such units, or the proceeds from the sale thereof, to its owners. The ability to develop and operate the Underlying Properties depends on Boaz Energy’s future financial condition and economic performance and access to capital, which in turn will depend upon the supply of and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of Boaz Energy. If the reduced demand for crude oil in the global market as a result of the economic effects of the outbreak of COVID-19 persists for the near future or longer, such factors could have a material negative impact on the financial condition and economic performance of Boaz Energy or one or more of the third-party operators of the Underlying Properties.

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

The prices received for Boaz Energy’s oil and natural gas production have generally been lower than the relevant benchmark prices, such as NYMEX. The difference between the price received and the benchmark price is called a basis differential. The differential may vary significantly due to market conditions, the quality and location of production and other factors, including a regional oversupply of oil in the Permian Basin due to take-away constraints. Boaz Energy cannot accurately predict oil or natural gas differentials in the future. Increases in the differential between the realized price of oil and natural gas and the benchmark price for oil and natural gas could reduce the profits to the Trust, the cash distributions by the Trust and the value of the Trust units.

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

War, military invasions, terrorism and continued geopolitical hostilities could adversely affect the Trust’s distributions to its unitholders or the market price of its units.

The outbreak of war, military invasions, terrorist attacks and the threat of such violence, whether domestic or foreign, as well as military or other actions taken in response to such attacks or threats, could cause instability in the global financial, oil and natural gas markets. Such geopolitical hostilities could adversely affect the Trust’s distributions to its unitholders or the market price of its units in unpredictable ways, including through the disruption of oil and natural gas supplies and markets, increased volatility in oil and natural gas prices, or the possibility that the infrastructure on which the operators of the Underlying Properties rely could be a direct target or an indirect casualty of such violence.

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

The Trust units are a passive investment that entitle the Trust unitholder to only receive cash distributions from the Net Profits Interest conveyed to the Trust. Trust unitholders have no voting rights with respect to Boaz Energy and, therefore, have no managerial, contractual or other ability to influence Boaz Energy’s or other third-party operators’ activities or the operations of the Underlying Properties. Boaz Energy operated approximately 79% of the production from the Underlying Properties as of December 31, 2021 and is generally responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect such properties. Boaz Energy may take actions that are in its own interest that may be different from the interests of the Trust. The failure of Boaz Energy or any other third-party operator to conduct its operations, discharge its obligations and comply with regulatory requirements could have an adverse effect on the net profits payable to the Trust.

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
19

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

The affairs of the Trust are managed by the Trustee. The voting rights of Trust unitholders are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Trust unitholders or for an annual or other periodic re-election of the Trustee, and the Trust does not intend to hold annual meetings of Trust unitholders. The Trust Agreement provides that the Trustee may only be removed and replaced by the holders of a majority of the Trust units present in person or by proxy at a meeting of such holders where a quorum is present, including Trust units held by Boaz Energy, called by either the Trustee or the holders of not less than 10% of the outstanding Trust units. As a result, it will be difficult for public Trust unitholders to remove or replace the Trustee without the cooperation of Boaz Energy so long as it holds a significant percentage of total Trust units. On the other hand, the Trustee is entitled to resign, in which case it a successor trustee would need to be appointed either at a special meeting of the unitholders or by action of a court.

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

The Underlying Properties consist of long-life reserves in mature, conventional oil fields with established decline curves. As of December 31, 2021, the Underlying Properties had proved reserves of 7.6 MMBoe and 60% of the volumes and 62% of PV-10 value were attributable to proved developed reserves. Approximately 92% of the 7.6 MMBoe of proved reserves, based on PV-10 value, were operated by Boaz Energy. For more information regarding changes in proved reserves, see Note 12 to the financial statements included in Item 8 of this Annual Report.

Major Producing Areas

The Underlying Properties consist of the following four operating areas:

The Permian Clearfork area consists of 2,434 net acres on the Central Basin Platform of the Permian Basin in Hockley and Terry Counties, Texas. A majority of the production in the Permian Clearfork area comes from wells in the Kingdom Clearfork field, which primarily produce from the Clearfork formation. Boaz Energy's waterflooding operations were first implemented in the Kingdom Clearfork field in March 2015. As of December 31, 2021, Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”) estimates the Underlying Properties in the Permian Clearfork to have 2.6 MMBoe of total proved reserves, 53% of which are proved developed reserves. Increased reserves in the Permian Clearfork area were primarily the result of an improved commodity prices and restoring production after pandemic conditions.

The Permian Abo area consists of 1,667 net acres on the Central Basin Platform of the Permian Basin in Terry and Cochran Counties, Texas. A majority of the production in the Permian Abo area comes from wells in the Kingdom Abo field, which primarily produce from the Abo formation. In 2011, a waterflood pilot program was implemented in the North West Terry Abo unit (“NWTA”) located in the Kingdom Abo field that converted one producing well to an injection well. Boaz Energy fully converted the field to water injection upon purchasing the NWTA in June 2016, and in January 2017 installed a new injection pump that added an additional injection capacity of 2,500 barrels of water per day. In August 2017, NWTA 313 demonstrated initial waterflood response. As of December 31, 2021, Cawley Gillespie estimates the Underlying Properties in the Permian Abo to have 1.3 MMBoe of total proved reserves, 77% of which are proved developed reserves.

The Permian Shelf area consists of 14,727 net acres on the Eastern Shelf of the Permian Basin in Glasscock, Schleicher, Stonewall and Coke Counties, Texas. A significant portion of the production in the Permian Shelf area comes from wells in the Fort McKavitt and Flowers fields, which primarily produce from the Canyon formation. As of December 31, 2021, Cawley Gillespie estimates the Underlying Properties in the Permian Shelf to have 2.5 MMBoe of total proved reserves, 42% of which are proved developed reserves.

The Permian Platform area consists of 4,169 net acres on the Central Basin Platform of the Permian Basin in Ward, Crane, Terry and Ector Counties, Texas. The properties primarily produce from the Clearfork, San Andres, and Devonian formations. As of December 31, 2021, Cawley Gillespie estimates the Underlying Properties in the Permian Platform to have 1.2 MMBoe of total proved reserves, 94% of which are proved developed.

Oil and Natural Gas Data

Proved Reserves

Cawley Gillespie, independent petroleum and geological engineers, estimated crude oil and natural gas (including natural gas liquids) proved reserves of the Underlying Properties’ full economic life and for the Trust life as of December 31, 2021. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the estimates. In addition, the reserves and net revenues attributable to the Net Profits Interest include only 80% of the reserves attributable to the Underlying Properties that are expected to be produced within the term of the Net Profits Interest. The technical person primarily responsible for overseeing the review of the third-party reserve reports is Casey Morton, Boaz Energy's Executive Vice President, Engineering. Mr. Morton received a Bachelor of Science in Petroleum Engineering from Texas Tech University in 2003. Prior to joining Boaz Energy, Mr. Morton served as an engineer for Netherland, Sewell & Associates from September 2008 to January 2012. Mr. Morton has over 18 years of experience working in various capacities in the energy industry, including acquisition analysis, reserve estimation, reservoir engineering and operations engineering. Mr. Morton is a Registered Professional Engineer in the State of Texas (License No. 107582). Mr. Morton consults regularly with Cawley Gillespie during the reserve estimation process to review properties, assumptions and relevant data.

The independent petroleum engineer’s report as to the proved oil and natural gas reserves as of December 31, 2021 was prepared by Cawley Gillespie. Cawley Gillespie, whose firm registration number is F-693, was founded in 1961 and is a leader in the evaluation of oil and gas properties. The technical person at Cawley Gillespie primarily responsible for overseeing the reserve estimates with respect to the Underlying Properties and the Net Profits Interest attributable to the Trust is Mr. Zane Meekins. Mr. Meekins has been a practicing consulting petroleum engineer at Cawley Gillespie since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 34 years of practical experience in petroleum engineering, with over 32 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

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

The following table summarizes estimated proved reserve quantities and PV-10 attributable to the Trust as of December 31, 2021:

	Trust Net Profits Interest
	Oil	Natural Gas(1)	Total(2)	PV-10(3)(4)
	(MBbls)	(MMcf)	(MBoe)	(in thousands)
Proved Developed	1,659.1	1,906.6	1,976.8	$65,334.4
Proved Undeveloped	1,296.4	662.0	1,406.7	40,278.4
Total Proved	2,955.5	2,568.6	3,383.5	$105,613.2

———————

(1)	Reserves for natural gas liquids are included as a component of natural gas reserves.
(2)	Boe represents an approximate energy equivalent basis such that one Bbl of crude oil equals approximately six Mcf of natural gas. However, the value of oil and natural gas fluctuate and the value of reserve volumes of oil and natural gas are often substantially different than the amount implied by the Boe ratio.
(3)	PV-10 is a non-GAAP financial measure and represents the present value of estimated future cash inflows from proved crude oil and natural gas reserves, less future development and production costs, discounted at 10% per annum to reflect timing of future cash inflows using the twelve-month unweighted arithmetic average of the first-day-of-the-month commodity prices, after adjustment for differentials in location and quality, for each of the preceding twelve months. An estimate of PV-10 is provided because it provides useful information to investors as it is widely used by professional analysts and sophisticated investors when evaluating oil and gas companies. PV-10 is considered relevant and useful for evaluating the relative monetary significance of oil and natural gas reserves. PV-10 is not intended to represent the current market value of the estimated reserves of the Underlying Properties.
(4)	For 2021, $3.598 per MMBtu of natural gas and $66.56 per Bbl of oil were used in determining future net revenue.

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

Proved Undeveloped Reserves (PUDs)

The following table summarizes the changes in estimated proved undeveloped reserves of the Trust for the year ended December 31, 2021:

	Oil (MBbls)(1)	Natural Gas (MMcf)(1)	Total (MBoe)
Proved Undeveloped Reserves:
Balance, December 31, 2020	1,155.9	611.3	1,257.7
Conversions into proved developed reserves	0	0	0
Revisions of previous estimates	140.5	50.7	149.0
Extensions and discoveries	0	0	0
Acquisition of reserves	0	0	0
Balance, December 31, 2021	1,296.4	662.0	1,406.7

———————

(1)	Reserves for natural gas liquids are included as a component of natural gas reserves.

Changes in proved undeveloped reserves during the year ended December 31, 2021 were positive price revisions to previous estimates primarily due to the extended period of depressed pricing as a result of the COVID-19 pandemic and international disputes over production levels.

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

Producing Wells Count

The table below summarizes the producing wells on the Underlying Properties as of December 31, 2021. Although many of these wells produce both oil and natural gas, a well is categorized as an oil well or a natural gas well based upon the ratio of oil to natural gas production. All wells in the table below are oil wells except for 4 gross (2.6 net) natural gas wells.

	Wells(1)
	Gross Wells(2)	Net Wells(3)
Permian Clearfork	64.0	59.8
Permian Abo	54.0	46.0
Permian Shelf	204.0	172.1
Permian Platform	187.0	52.1
Total	510.0	330.0

———————

(1)	Boaz Energy's total gross wells associated with the Underlying Properties include 325 operated wells and 185 non-operated wells.
(2)	A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

(3)	A net well is deemed to exist when the sum of the fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Drilling Results

The following is a summary of the number of development and exploratory wells drilled and completed on the Underlying Properties during the years indicated.

	Year Ended December 31,
	2021		2020		2019
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive	6.0	0.5	18.0	2.2	31.0	3.3
Dry holes	1	1	0	0	0	0
Exploratory Wells:
Productive	0	0	0	0	0	0
Dry holes	0	0	0	0	0	0
Total:
Productive	6.0	0.5	18.0	2.2	31.0	3.3
Dry holes	1	1	0	0	0	0

During 2021, there were 7 gross (1.54 net) producing wells and 0 injection wells drilled, and 0 producing wells converted into injection wells on the Underlying Properties. During 2020, there were 18 gross (2.2 net) producing wells and 0 injection wells drilled, and 3 producing wells converted into injection wells on the Underlying Properties. During 2019, there were 31 gross (3.3 net) producing wells and 0 injection wells drilled, and 3 producing wells converted into injection wells on the Underlying Properties. As of March 31, 2022, there was one producing well in the process of being drilled by Boaz Energy.

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

Oil and Natural Gas Production

The following table presents the oil and natural gas sales volumes, average sales prices and average costs per Boe for the Underlying Properties on a historical basis for the years ended December 31, 2021, 2020 and 2019. All production derived from the Underlying Properties is from the Permian Basin.

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Production volumes(1):
Oil (MBbls)	385.4	461.6	557.5
Natural Gas (MMcf)	501.7	572.5	605.4
Total (MBoe)	469.0	557.0	658.4
Average net daily production (Boe/d)	1,284.98	1,526.1	1,803.8
Average realized sales prices:
Oil ($/Bbl)	$60.13	$40.56	$51.06
Natural gas ($/Mcf)	$4.31	$1.59	$2.14
Average price per Boe	$54.23	$35.24	$45.44
Average expenses per Boe:
Lease operating expense	$11.45	$9.14	$8.17
Severance and ad valorem taxes	$3.38	$3.87	$4.01
Total operating expenses per Boe	$15.58	$11.60	$12.18

———————

(1)	Production from the Kingdom Clearfork field during the years ended December 31, 2021, 2020 and 2019 was 91, 106 and 142 MBoe, respectively, consisting of 91, 105 and 140 MBbls of oil, respectively, and 0.0, 0.6 and 8.7 MMcf of natural gas, respectively. Production from the Kingdom Abo field during the years ended December 31, 2021, 2020 and 2019 was 71, 76 and 98 MBoe, respectively, consisting solely of oil. Such fields are the only fields that contain 15% or more of the total proved reserves attributable to the Underlying Properties as of December 31, 2021, 2020 and 2019.
30

Production costs for oil and natural gas attributable to the Underlying Properties for the years ended December 31, 2021, 2020 and 2019, were as follows:

	Year Ended
	2021	2020	2019
Costs
Severance Tax	$1,033,282	$771,071	$942,435
Ad Valorem Tax	550,000	1,387,883	1,694,887
Lease Operating Expense	5,368,937	5,094,138	5,375,666
Development costs	4,600,043	4,235,226	6,842,669
Direct Operating Expense	1,938,378	1,372,366	2,214,828
Other	1,764,395	2,911,439	1,494,139
Total costs	$15,255,035	$15,772,122	$18,564,624

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

Item 3.  Legal Proceedings

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation seeks surface use damages and alleges violations of the terms of the leases, among other things. While it is not yet possible to estimate any potential loss or range of loss, Boaz Energy has advised the Trustee that it does not anticipate the litigation will materially affect the Trust. A mediation was conducted on November 10, 2020, but no settlement was reached. The discovery period closed in January 2021. A pre-trial conference scheduled for November 1, 2021 and trial scheduled to begin on November 8, 2021 were subsequently canceled by the court without request from either party. The pre-trial conference and trial date were reset for December 2021, but Plaintiffs’ counsel filed a motion to continue due to health concerns, and the court vacated the December 2021 trial setting. On January 11, 2022, the court held a status conference to determine when the matter would be reset for trial or summary judgment rulings issued. The court has set a two-day bench trial to commence May 18, 2022.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

The Trust units are listed on the New York Stock Exchange (“NYSE”) under the symbol “PRT.” On March 28, 2022, there were 12,165,732 Trust units outstanding held by 11 unitholders of record, including 6,266,700 held by beneficial owners whose shares are held in street name by brokers and nominees.

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

Item 6.  Reserved

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

Oil prices continued to increase during the first quarter of 2022 following an extended period of depressed pricing primarily due to the ongoing COVID-19 pandemic. It is unclear whether the price increases will continue or whether prices will level out or decline once again. Low oil and gas prices on production from the Underlying Properties could cause (i) a reduction in the amount of net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders and (ii) a reduction in the amount of oil and natural gas that are economic to produce from the Underlying Properties. As discussed below, all derivative contracts expired as of December 31, 2019 and the terms of the Conveyance prohibit Boaz Energy from entering into new hedging arrangements. Consequently, the amount of cash contributions to the Trust have been and will continue to be subject to even greater fluctuation after December 31, 2019.

2021 Recap and 2022 Outlook

In 2021, Boaz Energy maintained waterflood operations where prudent and continued to participate in Permian Platform and Permian Shelf drilling proposed by non-operating partners. Oil prices continued to strengthen during 2021 allowing Boaz Energy to continue to reactivate wells that were previously shut-in due to pandemic pricing conditions.

In 2022, Boaz Energy plans to drill new producing wells in the Permian Shelf area and stimulate existing wells to improve production and waterflood operations. In addition, Boaz Energy plans to continue reactivating inactive wells by either returning them to production or recompleting them to new formations to maximize oil and gas production in this high commodity price environment.

RESULTS OF OPERATIONS

Distributable Income

	Year Ended December 31,
	2021	2020	2019
Net profits income	$8,144,472	$3,183,622	$10,439,020
Interest income	180	4,534	10,640
Total revenue	8,144,652	3,188,156	10,449,660
Expenditures – general and administrative	(773,591)	(877,952)	(1,011,289)
Cash reserves	(0)	(400,000)	(600,000)
Distributable income	$7,371,061	$1,910,204	$8,838,371
Distributable income per unit (12,165,732 Trust units)	$0.605881	$0.157014	$0.726501

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the year ended December 31, 2021 were as follows:

Record Date	Payment Date	Distribution per Unit
January 29, 2021	February 12, 2021	$0.015930
February 26, 2021	March 12, 2021	0.023704
March 31, 2021	April 14, 2021	0.046543
April 30, 2021	May 14, 2021	0.044638
May 28, 2021	June 14, 2021	0.055801
June 30, 2021	July 15, 2021	0.060690
July 30, 2021	August 13, 2021	0.060425
August 31, 2021	September 15, 2021	0.062192
September 30, 2021	October 15, 2021	0.050109
October 29, 2021	November 15, 2021	0.053450
November 30, 2021	December 14, 2021	0.062540
December 31, 2021	January 14, 2022	0.069859
		$0.605881

Years Ended December 31, 2021 and 2020

The increase in net profits income was primarily due to increased oil and natural gas prices. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

Interest Income. Interest income decreased for the year ended December 31, 2021, as compared to the prior year, primarily due to lower interest rates.

General and Administrative Expenditures. General and administrative expenditures decreased for the year ended December 31, 2021, as compared to the prior year, primarily because of differences in the timing and payment of some expenses and also lower compliance audit and legal expenses.

Cash Reserves. Pursuant to the Trust Agreement, the Trustee was authorized to begin retaining cash reserves for administrative expenses beginning in May 2019. In April 2020, the cash reserves retained reached $1,000,000 and no further cash reserves have been retained by the Trustee since April 2020. As of December 31, 2021, the Trustee continued to hold the previously retained $1,000,000 in cash reserves.

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

Cash Reserves. Pursuant to the Trust Agreement, the Trustee was authorized to begin retaining cash reserves for administrative expenses beginning in May 2019. In April 2020, the cash reserves retained reached $1,000,000 and no further cash reserves were retained in 2020.

Computation of Income from the Net Profits Interest Received by the Trust

The table below outlines the computation of income from the Net Profits Interest received by the Trust for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Underlying Properties sales volumes(1):
Oil (Bbl)	385,359	461,558	557,448
Natural gas (Mcf)(2)	501,689	572,552	605,432
Average realized sales price:
Oil (per Bbl)	$60.13	$40.56	$51.06
Natural gas (per Mcf)	4.31	1.59	2.14

	Year Ended December 31,
	2021	2020	2019
Calculation of net profits:
Gross profits:
Oil sales	$23,172,855	$18,721,958	$28,467,654
Natural gas sales	2,162,779	908,162	1,298,094
Other revenue	99,991	121,531	151,013
Total gross profits	25,435,625	19,751,651	29,916,761
Costs:
Direct operating expenses:	1,938,378	1,372,366	2,214,828
Lease operating expenses	5,368,937	5,094,138	5,375,666
Severance and ad valorem taxes(3)	1,583,282	2,158,954	2,637,322
Development expenses	4,600,043	4,235,226	6,842,669
Other expenses	1,496,699	2,618,264	1,494,139
Total costs	(14,987,339)	(15,478,948)	(18,564,624)
Settlement of derivative contracts(4)	0	0	688,562
Net profits	10,448,286	4,272,703	12,040,699
Percentage allocable to Net Profits Interest	80%	80%	80%
Net profits income (before capital reserve)	8,358,629	3,418.162	9,632,560
Capital Reserve(5)	(214,157)	(222,157)	0
Operator advance(6)	0	0	822,000
Interest paid to the Trust pursuant to a Compliance audit	$0	$11,617	$0
Net profits interest audit fee	(0)	(24,000)	(15,540)
Net profits income received by the Trust	$8,144,472	$3,183,622	$10,439,020

———————

(1)	Annual sales volumes for 2021 reflect production volumes for November 2020 through October 2021. Annual sales volumes for 2020 reflect production volumes for November 2019 through October 2020. Annual sales volumes for 2019 reflect production volumes for November 2018 through October 2019.
(2)	Sales volumes for natural gas include NGLs.
(3)	In calculating the previously reported monthly distribution for May 2019, Boaz Energy included a one-time severance tax refund of $0.29 million on its Terry County Clearfork waterflood. Boaz Energy has advised that the Texas Comptroller of Public Accounts denied the claim for that severance tax refund, and that Plains Pipeline, the purchaser of the production subject to that severance tax, offset the amount of the refunded severance tax against the payments otherwise due to Boaz Energy for the purchase of oil and gas during the month of June 2019. Boaz Energy nevertheless processed cash flows for the month of June as though Plains Pipeline had made payment in full for June 2019 and calculated the Net Profits Interest accordingly, such that Boaz Energy bore the cost of that severance tax pending the outcome of an administrative hearing on the controversy. On February 10, 2020 the claim for the severance tax refund was approved. The reduction in severance tax attributable to the Terry County Clearfork waterflood will continue to be applicable.
(4)	Reflects gross cash proceeds from settlement of derivative contracts relating to production as discussed in Note 7 to consolidated financial statements and elsewhere in this Annual Report.
(5)	Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development expenses. As of December 31, 2021, the balance of funds held back to cover certain future capital expenses was $214,157 net to the Trust.
(6)	Boaz Energy advanced $822,000 net to the Trust in 2019 to cover capital costs of a new well to be operated by Boaz Energy in Terry County.
36

Years Ended December 31, 2021 and 2020

Important factors used in calculating the Trust’s net profits income include the volumes of oil and gas produced from the Underlying Properties and the realized prices received for the sale of those minerals, including natural gas liquids, as well as direct operating and development expenses.

Sales Volumes

Oil. Oil sales volumes decreased for the year ended December 31, 2021 as compared to the prior year. This was primarily due to having to slowly bring on marginal wells after shut-ins during the early months of the COVID-19 pandemic.

Natural Gas. Natural gas sales volumes decreased for the year ended December 31, 2021 as compared to the prior year. This was primarily due to having to slowly bring on marginal wells after shut-ins during the early months of the Covid-19 pandemic.

Sales Prices

Oil. The average realized oil price per Bbl increased for the year ended December 31, 2021 as compared to the prior year. The average realized oil price per Bbl for the year ended December 31, 2021 is primarily related to production from November 2020 through October 2021, when the average NYMEX price was $62.73 per Bbl.

Natural Gas. The average realized natural gas price per Mcf increased for the year ended December 31, 2021 as compared to the prior year. The average realized natural gas price per Mcf for the year ended December 31, 2021 is primarily related to production from November 2020 through October 2021, when the average NYMEX price was $3.43 per Mcf.

Costs

Direct Operating Expenses. Direct operating expenses increased for the year ended December 31, 2021 as compared to the prior year primarily due to increased workovers to bring wells back into operations.

Lease Operating Expenses. Lease operating expenses increased for the year ended December 31, 2021 as compared to the prior year primarily due to increased cost of materials post-COVID-19 pandemic.

Severance and Ad Valorem Taxes. Severance and ad valorem taxes decreased for the year ended December 31, 2021 as compared to the prior year primarily due to lower ad valorem valuations based on lower prior year pricing.

Development Expenses Related to the Underlying Properties. Development expenses related to the Underlying Properties increased for the year ended December 31, 2021 as compared to the prior year primarily due to increases in oil and natural gas sales prices and increased drilling activity.

Other Expenses. Other expenses decreased for the year ended December 31, 2021 due to a decrease in operator holdback amounts for future capital expense as compared to 2020.

Capital Reserve and Operator Advance. Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development expenses. As of December 31, 2021, the balance of funds held back to cover certain future capital expenses was $214,157 net to the Trust.

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

Capital Reserve and Operator Advance. Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development expenses. As of December 31, 2021, the balance of funds held back to cover certain future capital expenses was $214,157 net to the Trust.

Derivative Contracts

Income from the Net Profits Interest is exposed to fluctuations in energy prices in the normal scope of business. To mitigate the negative effects of a possible decline in oil prices on distributable income to the Trust, Boaz Energy entered into derivative put option contracts with respect to approximately 76% of expected oil production attributable to the Net Profits Interest 2019. These derivative contracts consisted of put option contracts with strike prices of $50 per barrel in 2019. Boaz Energy believes that these put option contracts provided downside protection to the Trust in the event spot prices for crude oil declined below the applicable strike price, while still allowing the Trust to benefit from increasing crude oil prices. If prices for crude oil as quoted on NYMEX declined below the applicable strike prices, Boaz Energy could exercise its put option and would receive payment generally equal to the difference between the applicable strike price and the market price for crude oil at the time of exercise, multiplied by the notional quantity of crude oil hedged under the applicable put option contract being exercised. These contracts expired as of December 31, 2019, and after December 31, 2019, Boaz Energy no longer hedges any of the production attributable to the Underlying Properties.

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

Administrative expenses include the Trustee and Delaware Trustee fees, accounting, engineering, legal, tax advisory and other professional fees, and tax reporting and distribution expenses. The Trust is also responsible for paying other expenses incurred as a result of being a publicly traded entity, including costs associated with annual, quarterly and current reports to the SEC, New York Stock Exchange listing fees, independent auditor fees and registrar and transfer agent fees. If the Trustee determines that cash on hand and cash to be received in respect of the Net Profits Interest are, or will be, insufficient to cover the Trust’s liabilities and expenses, the Trustee may cause the Trust to borrow funds to pay liabilities of the Trust. Pursuant to the Trust Agreement, the Trustee is authorized beginning May 2019 to retain cash from the distributions it receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust. Boaz Energy provided the Trust with a $1.0 million Letter of Credit that could be drawn by the Trust to pay its administrative expenses. The Trustee is permitted to retain cash from distributions in such amount as the Trustee determines but not less than $25,000 per month or more than $100,000 per month until the reserve described in clause (i) equals or exceeds $1.0 million, at which time, the Trustee is required to release the Letter of Credit. The Letter of Credit expired May 2, 2020 as the Trustee had retained a total of $1,000,000 in cash reserves. As of December 31, 2021, the Trustee continued to hold the previously retained $1,000,000 in cash reserves.

If the Trustee causes the Trust to borrow funds, the Trust unitholders will not receive distributions until the borrowed funds or the amount drawn, as applicable, are repaid.

Boaz Energy Capital Expenditure Budget

Boaz Energy’s estimated capital budget for 2022 for the Underlying Properties is $7.0 million, of which approximately $1.3 million has been expended as of March 19, 2022.  Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock Counties, non-operated drilling and waterflood conformance work in Crane, Terry and Stonewall Counties, as well as drilling three new operated wells in Crane, Coke, and Terry Counties sometime in 2022.  The majority of capital spent in 2022 to date has been on non-operated drilling and completion operations in Crane and Glasscock Counties. The $7.0 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, including the ongoing impact of the COVID-19 pandemic on such prices, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

Boaz Energy’s capital expenditure by the end of 2021 was $4.6 million.

Off-Balance Sheet Arrangements

As of December 31, 2021, the Trust had no off-balance sheet arrangements.

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
39

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

Item 8.  Financial and Supplementary Data

Financial Statements. The following documents are filed as part of the Trust’s financial statements for the year ended December 31, 2021:

Report of Independent Registered Public Accounting Firm

Unitholders of PermRock Royalty Trust and

Simmons Bank, Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities, and trust corpus of PermRock Royalty Trust (the Trust) as of December 31, 2021 and 2020, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2021 and 2020, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2021, in conformity with the modified cash basis of accounting, as described in Note 2 to the financial statements.

Basis for Opinion

These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 31, 2022

Weaver and Tidwell, L.L.P.
1601 South MoPac Expressway, Suite D250 | Austin, Texas 78746

Main: 512.609.1900

CPAs AND ADVISORS | WEAVER.COM

Statement of Assets, Liabilities, and Trust Corpus

	December 31
	2021	2020
ASSETS
Cash and Short-Term Investments	$1,849,906	$1,181,449
Receivable	—	—
Net Profits Interests	83,821,848	87,916,384
TOTAL	$85,671,754	$89,097,833

	December 31
	2021	2020
LIABILITIES & TRUST CORPUS
Distribution Payable to Unitholders	$849,906	$181,474
Cash Reserves	1,000,000	1,000,000
Trust Corpus – 12,165,732 Trust Units Issued and Outstanding	83,821,848	87,916,359
TOTAL	$85,671,754	$89,097,833

These Financial Statements should be read in conjunction with the accompanying Notes to Financial Statements included herein.

Statements of Distributable Income

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Net Profits Income	$8,144,472	$3,183,622	$10,439,020
Interest Income	180	4,534	10,640
Total Revenue	8,144,652	3,188,156	10,449,660
Expenditures – General and Administrative	(773,591)	(877,952)	(1,011,289)
Cash Reserves	(0)	(400,000)	(600,000)
Distributable Income	$7,371,061	$1,910,204	$8,838,371
Distributable Income per Unit – 12,165,732 Trust Units Issued and Outstanding	$0.605881	$0.157014	$0.726501

These Financial Statements should be read in conjunction with the accompanying Notes to Financial Statements included herein.

Statements of Changes in Trust Corpus

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Trust Corpus, Beginning of Period	$87,916,359	$89,043,803	$92,186,176
Conveyance of Net Profits Interest	0	0	0
Amortization of Net Profits Interest	(4,094,511)	(1,127,444)	(3,142,373)
Distributable Income	7,371,061	1,910,204	8,838,371
Distributions Declared	(7,371,061)	(1,910,204)	(8,838,371)
Trust Corpus, End of Period	$83,821,848	$87,916,359	$89,043,803

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

In May 2018, Boaz Energy completed an initial public offering of 6,250,000 of the 12,165,732 total Trust units outstanding, retaining ownership of 5,915,732 Trust units. As of March 28, 2022, Boaz Energy owned 5,878,332 Trust units of the 12,165,732 Trust units issued and outstanding.

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
46

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

4.       Cash Reserves

Pursuant to the Trust Agreement, beginning in May 2019, the Trustee was authorized to begin retaining cash from the distributions the Trust receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust. Boaz Energy provided the Trust with a $1.0 million letter of credit (the “Letter of Credit”) that could be drawn by the Trust to pay administrative expenses of the Trust. The Trustee is permitted to retain cash from distributions in such amount as the Trustee determines but not less than $25,000 per month or more than $100,000 per month until the reserve described in clause (i) equals or exceeds $1.0 million, at which time, the Trustee is required to release the Letter of Credit. The Letter of Credit expired May 2, 2020 as the Trustee had retained a total of $1,000,000 in cash reserves. As of December 31, 2021, the Trustee continued to hold the previously retained $1,000,000 in cash reserves.

Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development expenses. As of December 31, 2021, the balance of funds held back to cover certain future capital expenses was $214,157 net to the Trust.

5.       Distributions to Unitholders

The Trust makes monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and any cash reserves, to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Based on 12,165,732 Trust units outstanding at each date listed below, the monthly per unit distributions during the year ended December 31, 2021 were as follows:

Record Date	Payment Date	Distribution per Unit
January 29, 2021	February 12, 2021	$0.015930
February 26, 2021	March 12, 2021	0.023704
March 31, 2021	April 14, 2021	0.046543
April 30, 2021	May 14, 2021	0.044638
May 28, 2021	June 14, 2021	0.055801
June 30, 2021	July 15, 2021	0.060690
July 30, 2021	August 13, 2021	0.060425
August 31, 2021	September 15, 2021	0.062192
September 30, 2021	October 15, 2021	0.050109
October 29, 2021	November 15, 2021	0.053450
November 30, 2021	December 14, 2021	0.062540
December 31, 2021	January 14, 2022	0.069859
		$0.605881

6.       Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee and Delaware Trustee. The Delaware Trustee’s annual fee is $4,000. In 2021, the Trustee received $193,863 for the period from January through December 2021. For 2022, the Trustee’s annual administrative fee will be approximately $198,374. The Trustee’s annual administrative fee increased at a rate of 3% per year for the first three years of the Trust’s existence, increased at a rate of 2% in 2021 and will again increase at a rate of 2% in 2022, then will increase at a rate of 1% per year until the 20th anniversary of the Trust’s formation and remain flat thereafter. These costs of the Trust, which are included in administration expenses, are deducted by the Trust before distributions are made to Trust unitholders.

Agreements with Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. As of March 28, 2022, Boaz Energy owned 5,878,332 Trust units of the 12,165,732 Trust units issued and outstanding.

7.  Derivative Contracts

Boaz Energy previously entered into derivative contracts with respect to approximately 76% of expected oil production attributable to the Net Profits Interest during 2019, which were intended to mitigate the negative effects of a decline in oil prices on distributable income to the Trust. The derivative contracts consisted of put option contracts with strike prices of $50 per barrel in 2019. These contracts ultimately resulted in an increase in net profits of $688,562 in 2019. These contracts have expired and after December 31, 2019, Boaz Energy no longer hedges any of the production attributable to the Underlying Properties.

8.        Certain Contracts

The Trust is not a party to any purchase, gathering, or processing contracts. Boaz Energy and other outside operators are parties to oil and natural gas sales contracts. For the year ended December 31, 2021, Boaz Energy reported that Phillips 66, Plains All American Pipeline, Blackbeard Operating LLC, and Energy Transfer Partners accounted for 28.09%, 23.60%, 18.57% and 13.45% respectively, of its total oil and natural gas revenues, and that no other purchaser accounted for 10% or more of the total revenue of the Underlying Properties. Boaz Energy does not believe that the loss of any of these parties as a purchaser of crude oil or natural gas production from the Underlying Properties would have a material impact on the business or operations of Boaz Energy or the Underlying Properties because of the large number of marketing firms and competitive nature of oil and gas purchasers in the Permian Basin. Oil and natural gas are currently sold to these four customers under short-term contracts at market prices.

9.       Significant Customers

Information as to significant purchasers of oil and gas production attributable to the Trust’s economic interests is included in Note 8, above.

10.       Development Costs

Boaz Energy’s original 2021 capital expenditure estimate was $5.5 million. That budget was revised by the end of 2021 to $4.6 million as a result of a decrease in projects being implemented by outside operators. Boaz Energy’s capital projects in 2021 included waterflood projects and workovers principally in the Permian Platform and Permian Clearfork areas, the cost of which were included in the estimated budget.

Boaz Energy’s 2022 estimated capital budget for the Underlying Properties is $7.0 million, of which approximately $1.3 million has been expended as of March 19, 2022.  Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock Counties, non-operated drilling and waterflood conformance work in Crane, Terry and Stonewall Counties, as well as drilling three new operated wells in Crane, Coke, and Terry Counties sometime in 2022.  The majority of capital spent in 2022 to date has been on non-operated drilling and completion operations in Crane and Glasscock Counties. The $7.0 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, including the ongoing impact of the COVID-19 pandemic on such prices, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects

11.       Settlements and Litigation

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation seeks surface use damages and alleges violations of the terms of the leases, among other things. While it is not yet possible to estimate any potential loss or range of loss, Boaz Energy has advised the Trustee that it does not anticipate the litigation will materially affect the Trust. A mediation was conducted on November 10, 2020, but no settlement was reached. The discovery period closed in January 2021. A pre-trial conference scheduled for November 1, 2021 and trial scheduled to begin on November 8, 2021 were subsequently canceled by the court without request from either party. The pre-trial conference and trial date were reset for December 2021, but Plaintiffs’ counsel filed a motion to continue due to health concerns, and the court vacated the December 2021 trial setting.  On January 11, 2022, the court held a status conference to determine when the matter would be reset for trial or summary judgment rulings issued.  The court has set a two-day bench trial to commence May 18, 2022.

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

The following table presents a reconciliation of proved reserve quantities attributable to the Trust as of the dates indicated below:

	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Balance, Proved Reserves as of December 31, 2019	4,552	3,046	5,060
Revisions of previous estimates	(1,711.7)	(761)	(1,838.5)
Extensions, discoveries and other additions	19	74	31.4
Production	(107)	(107)	(125)
Balance, Proved Reserves as of December 31, 2020	2,753	2,252	3,128
Revisions of previous estimates	324.4	450.4	399.4
Extensions, discoveries and other additions	21	45	29
Production	(143)	(178)	(172)
Balance, Proved Reserves as of December 31, 2021	2,956	2,569	3,384
Proved developed reserves:
December 31, 2019	2,286	1,928	2,607
December 31, 2020	1,596.8	1,640.7	1,870.2
December 31, 2021	1,659	1,907	1.977
Proved undeveloped reserves:
December 31, 2019	2,266	1,118	2,452
December 31, 2020	1,155.9	611.3	1,257.7
December 31, 2021	1,296	662	1,407

Extensions and discoveries. During the year ended December 31, 2021, 5 gross wells (0.42 net) were drilled in the Permian Platform area and 1 gross well (0.13 net) was drilled in the Permian Shelf area.  Extensions and discoveries included 29 MBoe of proved developed and undeveloped reserves that were a result of 2021 drilling activity in the Permian Platform and Permian Shelf areas by working interest partners.

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

Revisions of previous estimates.

During the year ended December 31, 2021, revisions of previous estimates increased oil reserves by 25%, primarily due to an increase in the average oil price used to estimate future net reserves. The annual average WTI Cushing spot oil price of $66.56 per Bbl used to determine reserves as of December 31, 2021 was 67% higher than the $39.57 per Bbl used to determine reserves as of December 31, 2020.

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

Production. During the year ended December 31, 2021, production decreased oil reserves by 172 MBoe.

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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust was as follows as of the dates indicated (in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019
Future costs	$0	$0	$0
Future net cash flows	203,158	106,885	232,379
Discount of future net cash flows at 10%	(97,545)	(53,019)	(117,827)
Standardized measure of discounted future net cash flows	$105,613	$53,866	$114,552

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

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the periods indicated (in thousands):

	Total
	2021	2020	2019
Balance at the beginning of the period(1)	$53,866	$114,552	$165,795
Net change in prices and production costs	42,128	(16,236)	(22,498)
Net change in future development costs	0	0	0
Sales of oil and natural gas, net of production costs	(9,556)	(5,513)	(10,400)
Extensions and discoveries	1,160	599	14,681
Purchase of reserves	0	0	0
Divestiture of reserves	0	0	0
Revisions of previous quantity estimates	13,301	(44,270)	(39,734)
Previously estimated development costs incurred	0	0	0
Net change in income taxes	0	0	0
Accretion of discount	5,387	10,142	16,579
Changes in timing and other	(673)	(5,409)	(9,871)
Balance at the end of the period(1)	$105,613	$53,865	$114,552

———————

(1)	Balance is as of December 31 of the previous year.

For 2021, $3.598 per MMBtu of natural gas and $66.56 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of Henry Hub natural gas and WTI oil.

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

13.       Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the year ended December 31, 2021:

2021	Net Profits Income	Distributable Income	Distributable Income Per Unit
First Quarter	$1,289,640	$1,048,428	$0.086177
Second Quarter	2,175,292	1,960,267	0.161129
Third Quarter	2,273,583	2,101,354	0.172726
Fourth Quarter	2,405,957	2,261,012	0.185849
Total	$8,144,472	$7,371,061	$0.605881

14.       Subsequent Events

Unitholder Meeting

On February 9, 2022, the Trustee notified unitholders that a special meeting will be held April 5, 2022 where unitholders will be asked (i) to approve the appointment of Argent Trust Company as successor trustee of the Trust, (ii) to approve an amendment to the Trust Agreement, that would permit a bank or trust company with capital, surplus and undivided profits (as of the end of its last fiscal year prior to its appointment) of at least $20,000,000 to serve as successor trustee of the Trust, and (iii) if necessary or appropriate, to approve an adjournment of the special meeting to permit solicitation of additional proxies in favor of the above proposals.

Qualified De Minimis Sale

Effective March 1, 2022 Boaz Energy assigned its interest in certain leases in Stonewall County, Texas pursuant to a Term Assignment of Oil and Gas Leases (the “Term Assignment”) and certified to the Trust and the Trustee that such transaction is a Qualified De Minimis Sale as contemplated by Section 3.02(c) of the Trust Agreement.  Boaz Energy has received $455,031 in consideration of the assignment of those interests. Eighty percent of such amount is attributable to the Trust’s Net Profits Interest and is expected to be included in the calculation of the net proceeds payable to the Trust in April 2022.  The Trust has delivered a release of the Trust’s net profits interest with respect to those interests, but only until the expiration of the Term Assignment.

Distributions

On January 21, 2022, the Trust declared a cash distribution of $0.070575 per Trust unit to unitholders of record as of January 31, 2022. The distribution was paid on February 14, 2022.

On February 17, 2022, the Trust declared a cash distribution of $0.066141 per Trust unit to unitholders of record as of February 28, 2022. The distribution was paid on March 14, 2022.

On March 21, 2022, the Trust declared a cash distribution of $0.070988 per Trust unit to unitholders of record as of March 31, 2022. The distribution will be paid on or about April 14, 2022.

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

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Boaz Energy.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

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

Item 11.  Executive Compensation

The Trust does not have any executive officers, directors or employees. The Trust does not have a board of directors, and it does not have a compensation committee. Pursuant to the Trust Agreement, the Trust pays an annual administrative fee to the Trustee of $180,000 per year subject to escalation, as described in Note 6. Administrative fees paid to the Trustee in 2021 were $193,863.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a)       Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(b)       Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of the Trust units as of March 28, 2022 by each person who, to the Trustee’s knowledge, beneficially owns more than 5% of the outstanding Trust units.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Boaz Energy II, LLC, Marshall Eves, and Karan Eves 3300 N. A Street, Bldg. 7 Midland, Texas 79705	Trust units	5,878,332	48.3%

Pursuant to the Schedule 13D (Amendment No. 1) dated February 2, 2021 as filed with the SEC on February 4, 2021, Boaz Energy reported that it is the sole record and beneficial owner of 5,878,332 Trust units, representing 48.3% of the outstanding Trust units, and had sole voting and dispositive power over those Trust units. Each of Marshall Eves and Karan Eves reported that each of them directly own 4,400 Trust units and that, by virtue of them being married to each other, each of them may be deemed to indirectly beneficially own the Trust units directly held by the other. In addition, each of Marshall Eves and Karan Eves reported that each of them own 34.24% of the limited liability company interests in Boaz Energy. Marshall Eves is the President and Chief Executive Officer of Boaz Energy, and Karan Eves is the Chief Operating Officer of Boaz Energy. Each of Marshall Eves and Karan Eves may be deemed to indirectly beneficially own the Trust units held by Boaz Energy, representing 48.3% of the outstanding trust Units, and may also be deemed to share voting and dispositive power over those Trust units.

(c)       Security Ownership of Trustee.

As of March 28, 2022, Simmons Bank has no beneficial ownership of or power to vote any of the outstanding Trust units.

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

Item 13.  Certain Relationships and Related Transactions and Director Independence

Trustee Administrative Fee. In 2018, the Trust paid the Trustee $120,000 in administrative fees for May through December 2018. In 2019, the Trust paid the Trustee $183,600 in administrative fees. In 2020, the Trust paid the Trustee $188,508 in administrative fees. In 2021, the Trust paid the Trustee $193,863 in administrative fees. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $180,000 to the Trustee, subject to escalation as described in Note 6, and $4,000 to the Delaware Trustee.

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

The following table presents fees for professional audit services rendered by Weaver and Tidwell, L.L.P. for the audit of the Trust’s financial statements for 2021, 2020 and 2019 and fees billed for other services rendered by Weaver and Tidwell, L.L.P.

	2021	2020	2019
Audit fees(1)	$75,000	$75,000	$66,800
Audit-related fees	0	0	0
Tax fees	0	0	0
All other fees	0	0	0
Total fees	$75,000	$75,000	$66,800

———————

(1)	Fees for audit services in 2021, 2020 and 2019 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

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
Date: March 31, 2022

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

