Form 10-Q
period 2022-03-31
PermRock Royalty Trust
filed 2022-05-16
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, 12,165,732 trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

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

The condensed financial statements included herein are presented without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, and Simmons Bank, as Trustee (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed interim financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s 2021 Annual Report on Form 10-K (“2021 Annual Report”). In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and Trust corpus of PermRock Royalty Trust at March 31, 2022 and December 31, 2021, and the distributable income and changes in Trust corpus for the three-month periods ended March 31, 2022 and March 31, 2021 have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2022 (unaudited)	December 31, 2021
ASSETS
Cash and short-term investments	$1,863,635	$1,849,906
Net Profits Interest(1)	$82,854,559	83,821,848
TOTAL ASSETS	$84,718,194	$85,671,754
LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$863,605	$849,906
Cash reserves(2)	1,000,000	1,000,000
Trust corpus	82,854,589	83,821,848
TOTAL LIABILITIES AND TRUST CORPUS	$84,718,194	$85,671,754

(1)	See Note 2 to condensed financial statements for further discussion of the Net Profits Interest.

(2)	The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Net profits income	$2,787,336	$1,289,640
Interest income	37	62
Total revenue	$2,787,373	$1,289,702
Expenditures – general and administrative	(260,483)	(241,274)
Interest received but not distributed	(0)	(3)
Cash reserves (1)	(0)	(0)
Distributable income	$2,526,890	$1,048,425
Distributable income per unit (2)	$0.207704	$0.086177

(1)	The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.

(2)	Based on 12,165,732 Trust units issued and outstanding as of May 16, 2022.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

3

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Trust corpus, beginning of period	$83,821,848	$87,916,359
Amortization of Net Profits Interest	(967,259)	(881,856)
Distributable income	$2,526,890	$1,048,425
Distributions declared	(2,526,890)	(1,048,425)
Trust corpus, end of period	$82,854,589	$87,034,503

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

In May 2018, Boaz Energy completed an initial public offering of 6,250,000 of the 12,165,732 total Trust units outstanding, retaining ownership of 5,915,732 Trust units. As of March 31, 2022, Boaz Energy owned 5,878,332 Trust units of the 12,165,732 Trust units issued and outstanding.

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

The accompanying unaudited financial statements have been prepared by the Trust in accordance with the accounting policies stated in the audited financial statements and notes of the Trust thereto included in the Trust’s 2021 Annual Report and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements.

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

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee began retaining cash from the distributions the Trust receives to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. The Trustee is authorized to retain cash reserves (i) in an amount not to exceed $1.0 million at any one time and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 per month or more than $100,000 per month. Cash reserves held by the Trustee for administrative expenses totaled $1,000,000 as of March 31, 2022.

Boaz Energy is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and development or operating expenses. As of December 31, 2021, the balance of funds held back to cover certain future capital expenses was $214,157 net to the Trust. As of March 31, 2022, the balance of funds held back to cover future capital expenses was $6,156 net to the Trust.

5.	Distributions to Unitholders

The Trust makes monthly cash distributions of the net amount, if any, of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and cash reserves to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended March 31, 2022 were as follows:

Record Date	Payment Date	Distribution per Unit
January 31, 2022	February 14, 2022	$0.070575
February 28, 2022	March 14, 2022	0.066141
March 31, 2022	April 14, 2022	0.070988
		$0.207704

PERMROCK ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

6.	Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee and the Delaware Trustee. The Delaware Trustee’s annual fee is $4,000. For 2022, the Trustee’s annual administrative fee is $198,374, which is divided into twelve equal monthly payments throughout the year. The Trustee’s annual administrative fee increased at a rate of 3% per year for the first three years of the Trust’s existence, increased at a rate of 2% this year, will increase at a rate of 2% next year, and then will increase at a rate of 1% per year until the 20th anniversary of the Trust’s formation and then remain flat thereafter. These costs of the Trust, which are included in administration expenses, are deducted by the Trust before distributions are made to Trust unitholders.

Agreements with Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. As of March 31, 2022, Boaz Energy owned 5,878,332 Trust units of the 12,165,732 Trust units issued and outstanding.

7.	Development Costs

Boaz Energy has advised the Trustee that the estimate for Boaz Energy’s 2022 capital budget for the Underlying Properties is $7.0 million, of which approximately $1.4 million had been expended as of March 31, 2022.  Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock Counties, non-operated drilling and waterflood conformance work in Crane, Terry and Stonewall Counties, as well as drilling three new operated wells in Crane, Coke, and Terry Counties sometime in 2022.  The majority of capital spent in 2022 to date has been on non-operated drilling and completion operations in Crane and Glasscock Counties. The $7.0 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, including the ongoing impact of the COVID-19 pandemic on such prices, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

8.	Settlements and Litigation

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation sought surface use damages and alleged violations of the terms of the leases, among other things. The court had set a two-day bench trial to commence May 18, 2022, but on May 10, 2022, the court granted motions for summary judgment effectively disposing of the plaintiff’s claims. At a status conference conducted on May 12, 2022, the plaintiff confirmed the court’s rulings disposed of all the plaintiff’s claims. The only remaining issue is whether the court will award attorneys’ fees to the prevailing parties, and a briefing schedule was set up for guidance on that point.

PERMROCK ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

9.	Subsequent Events

On April 19, 2022, the Trust declared a cash distribution of $0.062193 per Trust unit based upon production during the month of February 2022 to record holders as of April 29, 2022. The distribution was paid on May 13, 2022. The following table shows underlying oil and natural gas sales and average prices during the production month of February 2022 and attributable to the distribution declared on April 19, 2022:

	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
February	28,084	33,647	$89.71	$7.03

The Trust issued a press release on April 6, 2022 announcing the adjournment of the Special Meeting of unitholders (the “Special Meeting”), which commenced on April 5, 2022 as scheduled but was adjourned to permit the solicitation of additional proxies in favor of the proposals. The Special Meeting was adjourned to allow the unitholders additional time to vote on the proposals described in the Trust’s definitive proxy statement filed by the Trust with the Securities Exchange Commission on February 9, 2022.

On May 5, 2022, the Trust announced that, at a special meeting of the Trust’s unitholders held May 4, 2022, the unitholders of the Trust voted to approve the proposals set forth in the Trust’s definitive proxy statement, including the appointment of Argent Trust Company, a Tennessee chartered trust company (“Argent”), as successor trustee to serve as trustee of the Trust once the resignation of Simmons Bank, the current Trustee of the Trust, takes effect and approval of related amendments to the Trust Agreement of the Trust. The effective date of the Trustee’s resignation will depend on the satisfaction or waiver of the conditions set forth in the Trustee’s notice of resignation and the Trust’s definitive proxy statement, including approval by certain other trusts of which Simmons Bank acts as trustee (or a court) of (i) Argent’s appointment as successor trustee and (ii) any amendments of the Trust Agreement of the Trust and indentures of the other trusts (whether by unitholder approval or a court) necessary to permit Argent to serve as successor trustee.

ITEM 2.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the Trust’s unaudited condensed financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the Trust’s audited financial statements and the accompanying notes included in the Trust’s 2021 Annual Report.

Cautionary Statement Regarding Forward Looking Statements

Certain information included in this Quarterly Report contains, and other materials filed or to be filed by the Trust with the SEC (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements, including without limitation statements under this “Trustee’s Discussion and Analysis of Financial Conditions and Results of Operations” and all statements regarding Boaz Energy and Simmons Bank’s (as Trustee of the Trust) expectations, beliefs and plans regarding the following: (i) Boaz Energy’s capital projects, timing and estimated costs, and the resulting impact of those activities on the computation of the Net Profits Interest; (ii) outside operators’ capital projects and the resulting impact of those activities on the Net Profits Interest; (iii) implementation or continued use of waterflood projects and workovers and the location of waterflood projects and workovers; (iv) Boaz Energy’s estimated capital expenditures; (v) the timing of capital expenditures and capital reserve amounts; (vi) the expected timing of litigation proceedings; (vii) the impact of current litigation matters on the Trust; (viii) Boaz Energy’s staffing levels or future reductions in staffing on the Underlying Properties; (ix) shut in of wells on the Underlying Properties; (x) the effects of COVID-19 and disputes over production levels; and (xi) distributions to Trust unitholders. Such statements are based on certain assumptions of the Trustee, and certain assumptions of information provided to the Trust by Boaz Energy, the owner of the Underlying Properties; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Boaz Energy; and involve risks and uncertainties. Certain factors could affect the future results of the energy industry in general, and Boaz Energy and the Trust in particular, and could cause actual results to differ materially from those projected in such forward-looking statements. Those factors include, without limitation, the following:

•	the effect of changes in commodity prices or alternative fuel prices;
•	the effect of public health concerns such as the coronavirus disease (COVID-19) and any government response thereto;
•	political and economic conditions in or affecting other oil and natural gas producing regions or countries;
•	uncertainties in estimating production and oil and natural gas reserves of the Underlying Properties;
•	risks associated with the drilling and operation of oil and natural gas wells;
•	the cost of developing the Underlying Properties;
•	the ability to maintain anticipated production levels;
•	the amount of future direct operating expenses, development expenses and other capital expenditures;
•	availability and terms of capital to fund capital expenditures;
•	risks associated with Boaz Energy and its ability to transfer operation of the Underlying Properties to third parties without the approval of Trust unitholders;
•	the performance of such third parties contracted by Boaz Energy and their ability or willingness to provide sufficient facilities and services to Boaz Energy on commercially reasonable terms;
•	the effect of existing and future laws and regulatory actions;

•	The actions of the Organizations of Petroleum Exporting Countries (“OPEC”);
•	conditions in the capital markets;
•	competition from others in the energy industry;
•	uncertainty in whether development projects will be pursued;
•	severe or unseasonable weather that may adversely affect production;
•	adequacy of Boaz Energy’s insurance coverage;
•	costs to comply with current and future governmental regulation of the oil and natural gas industry, including environmental, health and safety laws and regulations, and regulations with respect to hydraulic fracturing and the disposal of produced water;
•	the effect of existing and future laws and regulatory actions, including real estate, bankruptcy and tax legislation and the ability to accurately interpret the impact of such laws;
•	general economic conditions affecting the Permian Basin;
•	risks associated with title deficiencies that may arise with respect to the Underlying Properties and Boaz Energy’s ability to cure any such defects;
•	actions by Boaz Energy, including such that result in conflicts of interest, that adversely affect the Trust;
•	the ability to successfully estimate the impact of litigation matters, and certain accounting and tax matters;
•	the cost of inflation; and
•	the risk factors discussed in Item 1A of Part II of this Quarterly Report and in Part I of the Trust’s 2021 Annual Report.

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

Outlook

Boaz Energy has advised the Trustee that the estimate for Boaz Energy’s 2022 capital budget for the Underlying Properties is $7.0 million, of which approximately $1.4 million had been expended as of March 31, 2022.  Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock Counties, non-operated drilling and waterflood conformance work in Crane, Terry and Stonewall Counties, as well as drilling three new operated wells in Crane, Coke, and Terry Counties sometime in 2022.  The majority of capital spent in 2022 to date has been on non-operated drilling and completion operations in Crane and Glasscock Counties. The $7.0 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, including the ongoing impact of the COVID-19 pandemic on such prices, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

RESULTS OF OPERATIONS

Distributable Income

Three Months Ended March 31, 2022

For the three months ended March 31, 2022, net profits income received by the Trust was $2,787,336 compared to $1,289,640 for the same period of the prior year. This increase in net profits income was primarily due to an increase in oil and gas revenue resulting from higher oil and gas prices in the current period. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $37 and general and administrative expenditures of $260,483, distributable income for the three months ended March 31, 2022 was $2,526,890, or $0.207704 per Trust unit. For the three months ended March 31, 2021, total distributable income was $1,048,425, or $0.086177 per unit.

Interest income decreased for the quarter ended March 31, 2022 as compared to the prior year, due to lower interest rates. General and administrative expenditures increased by $19,209 for the three months ended March 31, 2022 as compared to the prior year, primarily due to differences in timing of the receipt and payment of certain expenses by the Trust.

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee is authorized to retain cash reserves for administrative expenses. The Trustee did not retain any additional cash reserves during the three months ended March 31, 2022 or March 31, 2021. During the three months ended March 31, 2022 and March 31, 2021, total cash reserves were $1,000,000.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the three months ended March 31, 2022 were as follows:

Record Date	Payment Date	Distribution per Unit
January 31, 2022	February 14, 2022	$0.070575
February 28, 2022	March 14, 2022	0.066141
March 31, 2022	April 14, 2022	0.070988
		$0.207704

Computation of Income from the Net Profits Interest Received by the Trust

The Net Profits Interest entitles the Trust to receive 80% of the net profits attributable to Boaz Energy’s interest from the sale of oil and natural gas production from the Underlying Properties. The Trust’s income from the Net Profits Interest consists of monthly net profits attributable to income from the Underlying Properties. Because of the interval between the time of production and receipt of net profits income by the Trust, the Trust recognizes production during the month in which the related net profits income is paid to the Trust. Net profits income for the three months ended March 31, 2022, was based on production during the months of November 2021 through January 2022. The table below outlines the computation of income from the Net Profits Interest received by the Trust for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Underlying Properties sales volumes(1):
Oil (Bbl)	90,673	106,328
Natural gas (Mcf)(2)	103,264	146,489
Total sales (Boe)	90,691	130,743
Average realized sales price:
Oil (per Bbl)	$76.02	$44.03
Natural gas (per Mcf)	7.14	2.93
Calculation of net profits:
Gross profits:
Oil sales	$6,893,016	$4,682,464
Natural gas sales	737,547	428,955
Other revenue	29,415	22,173
Total gross profits	$7,659,978	$5,133,591
Costs:
Direct operating expenses	$797,140	$390,598
Lease operating expenses	1,547,101	1,392,500
Severance and ad valorem taxes	302,502	433,308
Development expenses	1,363,119	860,619
Other expenses	425,946	469,517
Total costs	$(4,435,808)	$(3,546,542)
Net profits	$3,224,170	$1,587,049
Percentage allocable to Net Profits Interest	80%	80%
Net profits income (before capital reserve)	$2,579,336	$1,269,640
Capital reserve(3)	$208,000	$20,000
Net Profits Interest audit fee	$(0)	$(0)
Net profits income received by the Trust	$2,787,336	$1,289,640

(1)	Quarterly sales volumes are typically reported for a three-month period, and therefore sales volumes for the three months ended March 31, 2022 reflect production volumes for November 2021 through January 2022.
(2)	Sales volumes for natural gas include NGLs.

(3)	Boaz Energy is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and expenses. For the three months ended March 31, 2022, the reserve was reduced by $208,000 net to the Trust.

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

Sales Volumes

Oil sales volumes decreased by 15,655 Bbls (14.7%) for the three months ended March 31, 2022 as compared to the same period in 2021 primarily due to higher pricing and slowed drilling from non-operated properties.

Natural Gas

Natural gas sales volumes decreased by 43,225 Mcf (29.5%) for the three months ended March 31, 2022 as compared to the prior year period. Boaz Energy reports this decrease was primarily because of higher pricing and slowed drilling from non-operated properties.

Sales Prices

Oil

The average realized oil price per Bbl increased for the three months ended March 31, 2022 as compared to the prior year period primarily related to increases in industry prices.

Natural Gas

The average realized natural gas price per Mcf increased for the three months ended March 31, 2022 as compared to the prior year period related to increases in industry prices.

Costs

Direct Operating Expenses

Direct operating expenses increased for the three months ended March 31, 2022 as compared to the prior year period primarily because of costs to repair wells and return them to production.

Lease Operating Expenses

Lease operating expenses increased for the three months ended March 31, 2022 as compared to the prior year period because of higher industry cost of materials.

Severance and ad Valorem Taxes

Severance and ad valorem taxes decreased for the three months ended March 31, 2022 as compared to the prior year period as the result of a refund of prior year over-accruals of ad valorem expenses.

Development Expenses Related to the Underlying Properties

Development expenses related to the Underlying Properties increased for the three months ended March 31, 2022 as compared to the prior year period because of additional costs in Schleicher County to return wells to production.

Other Expenses

Other expenses decreased for the three months ended March 31, 2022 as compared to the prior year period, primarily due to Boaz Energy’s application of amounts previously held back to cover capital expenditures.

Capital Reserve

As of March 31, 2022, Boaz had reserved $6,156 net to the Trust for future capital expenses, a decrease of $208,000 for the three months then ended.

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

As authorized under the Trust Agreement, the Trustee is authorized to retain cash from the distributions the Trust receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 or more than $100,000 per month. Cash reserves previously retained and currently held by the Trustee for future administrative expenses total $1,000,000 as of March 31, 2022.

On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. As of March 31, 2022, Boaz Energy owned 5,878,332 Trust units of the 12,165,732 Trust units issued and outstanding. The Trust filed a Registration Statement on Form S-3 on April 28, 2022 (the “Registration Statement”) seeking the registration of 5,801,675 Trust units held by Boaz Energy. The SEC confirmed the effectiveness of the Registration Statement on May 9, 2022. The Trust will not receive any of the proceeds received from the sale of the Trust units. The selling unitholder will bear all costs and expenses incidental to the preparation and filing of the Registration Statement, excluding certain internal expenses of the Trust, which will be borne by the Trust, and any underwriting discounts and commissions, which will be borne by the selling unitholder as the seller of the Trust units.

Boaz Energy Capital Expenditure Budget

Boaz Energy has advised the Trustee that the estimate for Boaz Energy’s 2022 capital budget for the Underlying Properties is $7.0 million, of which approximately $1.4 million had been expended as of March 31, 2022.  Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock Counties, non-operated drilling and waterflood conformance work in Crane, Terry and Stonewall Counties, as well as drilling three new operated wells in Crane, Coke, and Terry Counties sometime in 2022.  The majority of capital spent in 2022 to date has been on non-operated drilling and completion operations in Crane and Glasscock Counties. The $7.0 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, including the ongoing impact of the COVID-19 pandemic on such prices, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

Distributions Declared After Quarter End

On April 19, 2022, the Trust declared a cash distribution of $0.062193 per Trust unit based upon production during the month of February 2022 to record holders as of April 29, 2022. The distribution was paid on May 13, 2022. The following table shows underlying oil and natural gas sales and average prices during the production month of February 2022 and attributable to the distribution declared on April 19, 2022:

	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
February	28,084	33,647	$89.71	$7.03

Off-Balance Sheet Arrangements

As of March 31, 2022, the Trust had no off-balance sheet arrangements.

New Accounting Pronouncements

As the Trust’s financial statements are prepared on the modified cash basis, most accounting pronouncements are not applicable to the Trust’s financial statements. No new accounting pronouncements have been adopted or issued that would impact the financial statements of the Trust.

Critical Accounting Policies and Estimates

Refer to Note 2 to the unaudited condensed financial statements contained in this Quarterly Report and the Trust’s 2021 Annual Report on Form 10-K, including the audited financial statements of the Trust and notes thereto included therein, for a description of the Trust’s accounting policies and use of estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 4.	CONTROLS AND PROCEDURES

The Trustee conducted an evaluation of the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of March 31, 2022, that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Boaz Energy.

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

During the quarter ended March 31, 2022 there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Boaz Energy.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation sought surface use damages and alleged violations of the terms of the leases, among other things. The court had set a two-day bench trial to commence May 18, 2022, but on May 10, 2022, the court granted motions for summary judgment effectively disposing of the plaintiff’s claims. At a status conference conducted on May 12, 2022, the plaintiff confirmed the court’s rulings disposed of all the plaintiff’s claims. The only remaining issue is whether the court will award attorneys’ fees to the prevailing parties, and a briefing schedule was set up for guidance on that point.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Trust of PermRock Royalty Trust (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 (SEC File No. 333-224191) filed on April 6, 2018).
3.2	Amended and Restated Trust Agreement of PermRock Royalty Trust, dated May 4, 2018, among Boaz Energy II, LLC, Wilmington Trust, National Association, as Delaware Trustee of PermRock Royalty Trust, and Simmons Bank, as Trustee of PermRock Royalty Trust (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (SEC File No. 001-38472) filed on May 8, 2018).
3.3	Amendment No. 1 to the Amended and Restated Trust Agreement of PermRock Royalty Trust, dated May 4, 2022 (incorporated by reference to exhibit 4.1 to Current Report on Form 8-K (SEC File No 001-38472) filed on May 6, 2022).
31.1	Section 302 Certification.*
32.1	Section 906 Certification.*

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERMROCK ROYALTY TRUST

By:	Simmons Bank, as Trustee

By:	/s/ RON E. HOOPER
Ron E. Hooper
SVP Royalty Trust Management

Date: May 16, 2022

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

