Form 10-Q
period 2022-06-30
PermRock Royalty Trust
filed 2022-08-15
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, 12,165,732 trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

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

The condensed financial statements included herein are presented without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, and Simmons Bank, as Trustee (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed interim financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s 2021 Annual Report on Form 10-K (“2021 Annual Report”). In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and Trust corpus of PermRock Royalty Trust at June 30, 2022 and December 31, 2021, and the distributable income and changes in Trust corpus for the three- and six-month periods ended June 30, 2022 and June 30, 2021 have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
Cash and short-term investments	$2,217,928	$1,849,906
Net Profits Interest (1)	81,920,770	83,821,848
TOTAL ASSETS	$84,138,698	$85,671,754
LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$1,217,928	$849,906
Cash reserves (2)	1,000,000	1,000,000
Trust corpus	81,920,770	83,821,848
TOTAL LIABILITIES AND TRUST CORPUS	$84,138,698	$85,671,754

(1)	See Note 2 to condensed financial statements for further discussion of the Net Profits Interest.

(2)	The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net profits income	$3,497,371	$2,175,292	$6,284,707	$3,464,931
Interest income	960	31	997	97
Total revenue	3,498,331	2,175,323	6,285,704	3,465,028
Expenditures – general and administrative	(294,050)	(215,094)	(554,534)	(456,389)
Cash reserves (1)	0	0	0	0
Distributable income	$3,204,281	$1,960,229	$5,731,170	$3,008,639
Distributable income per unit (2)	$0.263384	$0.161129	$0.471091	$0.247304

(1)	The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.

(2)	Based on 12,165,732 Trust units issued and outstanding as of August 15, 2022.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Trust corpus, beginning of period	$82,854,589	$87,034,503	$83,821,848	$87,916,359
Amortization of Net Profits Interest	(933,819)	(1,145,092)	(1,901,078)	(2,026,948)
Distributable income	$3,204,281	$1,960,229	$5,731,170	$3,008,639
Distributions declared	(3,204,281)	(1,960,229)	(5,731,170)	(3,008,639)
Trust corpus, end of period	$81,920,770	$85,889,411	$81,920,770	$85,889,411

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

In May 2018, Boaz Energy completed an initial public offering of 6,250,000 of the 12,165,732 total Trust units outstanding, retaining ownership of 5,915,732 Trust units. As of June 30, 2022, Boaz Energy owned 5,756,675 Trust units of the 12,165,732 Trust units issued and outstanding.

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

PERMROCK ROYALTY TRUST NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Revenue received by the Trust (and its ability to pay distributions) has been and will continue to be directly affected by the volatility in commodity prices in response to the economic effects of the COVID-19 pandemic. Crude oil prices have been higher during the first two quarters of 2022, but fluctuations and depressions could continue for an extended period of time.

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

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee began retaining cash from the distributions the Trust receives to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. The Trustee is authorized to retain cash reserves (i) in an amount not to exceed $1.0 million at any one time and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 per month or more than $100,000 per month. Cash reserves held by the Trustee for administrative expenses totaled $1,000,000 as of June 30, 2022.

Boaz Energy is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and development or operating expenses. As of December 31, 2021, the balance of funds held back to cover certain future capital expenses was $214,157 net to the Trust. As of June 30, 2022, the balance of funds reserved by Boaz Energy, net to the Trust, was $426,157.

5.	Distributions to Unitholders

The Trust makes monthly cash distributions of the net amount, if any, of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and cash reserves to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended June 30, 2022 were as follows:

Record Date	Payment Date	Distribution per Unit
April 29, 2022	May 13, 2022	$0.062193
May 31, 2022	June 14, 2022	0.101081
June 30, 2022	July 15, 2022	0.100110
		$0.263384

6.	Related Party Transactions

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

PERMROCK ROYALTY TRUST NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Agreements with Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. As of June 30, 2022, Boaz Energy owned 5,756,675 Trust units of the 12,165,732 Trust units issued and outstanding.

7.	Development Costs

Boaz Energy has advised the Trustee that the estimate for Boaz Energy’s 2022 capital budget for the Underlying Properties is $7.0 million, of which approximately $3.8 million had been expended as of June 30, 2022.  Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock counties non-operated drilling and recompletion projects, waterflood conformance and reactivations in Terry, Coke and Crane counties, as well as drilling two additional wells in Coke and Terry counties sometime in 2022.  The majority of capital spent in 2022 to date has been on non-operated drilling and completions in Crane and Glasscock counties, well reactivations and stimulations across the underlying properties, and on wellbore re-entry opportunities in Coke and Crane counties. The $7.0 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, the pace of regulatory approvals and availability of materials, equipment and labor.

8.	Settlements and Litigation

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation sought surface use damages and alleged violations of the terms of the leases, among other things. The court had set a two-day bench trial to commence May 18, 2022, but on May 10, 2022, the court granted motions for summary judgment effectively disposing of the plaintiff’s claims. At a status conference conducted on May 12, 2022, the plaintiff confirmed the court’s rulings disposed of all the plaintiff’s claims. The only remaining issue is whether the court will award attorneys’ fees to the prevailing parties. The court held a hearing regarding attorneys’ fees in June 2022. As of August 11, 2022, the court had not rendered a decision or entered final judgment on the matter.

9.	Subsequent Events

On July 19, 2022 the Trust declared a cash distribution of $0.090702 per Trust unit based upon production during the month of May 2022.

	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
May	31,118	33,285	$106.85	$8.42

ITEM 2.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
9

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

Outlook

Boaz Energy has advised the Trustee that the estimate for Boaz Energy’s 2022 capital budget for the Underlying Properties is $7.0 million, of which approximately $3.8 million had been expended as of June 30, 2022.  Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock counties non-operated drilling and recompletion projects, waterflood conformance and reactivations in Terry, Coke and Crane counties, as well as drilling two additional wells in Coke and Terry counties sometime in 2022.  The majority of capital spent in 2022 to date has been on non-operated drilling and completions in Crane and Glasscock counties, well reactivations and stimulations across the underlying properties, and on wellbore re-entry opportunities in Coke and Crane counties. The $7.0 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, the pace of regulatory approvals and availability of materials, equipment and labor.

RESULTS OF OPERATIONS

Distributable Income

Three Months Ended June 30, 2022

For the three months ended June 30, 2022, net profits income received by the Trust was $3,497,371 compared to $2,175,292 for the same period of the prior year. This increase in net profits income was primarily due to higher oil and gas prices. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $960 and general and administrative expenditures of $294,050, distributable income for the three months ended June 30, 2022 was $3,204,281, or $0.263384 per Trust unit. For the three months ended June 30, 2021, total distributable income was $1,960,229, or $0.161129 per unit.

Interest income was higher for the quarter ended June 30, 2022 as compared to the prior year, due to higher interest rates. General and administrative expenditures increased by $78,956 for the three months ended June 30, 2022 as compared to the prior year, primarily due to the timing of payments.

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee is authorized to retain cash reserves for administrative expenses. The Trustee did not retain any cash reserves during the three months ended June 30, 2022 or June 30, 2021. Total cash reserves were $1,000,000 as of June 30, 2022 and June 30, 2021.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended June 30, 2022 were as follows:

Record Date	Payment Date	Distribution per Unit
April 29, 2022	May 13, 2022	$0.062193
May 31, 2022	June 14, 2022	0.101081
June 30, 2022	July 15, 2022	0.100110
		$0.263384

Six Months Ended June 30, 2022

For the six months ended June 30, 2022, net profits income received by the Trust was $6,284,707 compared to $3,464,931 for the same period of the prior year. This increase in net profits income was primarily due to higher oil and gas prices. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $997 and general and administrative expenditures of $554,534, distributable income for the six months ended June 30, 2022 was $5,731,170, or $0.471091 per Trust unit. For the six months ended June 30, 2021, total distributable income was $3,008,639, or $0.247304 per Trust unit.

Interest income increased for the six months ended June 30, 2022 as compared to the prior year, due to higher interest rates. General and administrative expenditures increased by $98,145 for the six months ended June 30, 2022 as compared to the prior year, primarily due to timing of payment of expenses.

Pursuant the terms of the Trust Agreement, the Trustee was authorized to begin retaining cash reserves for administrative expenses in May of 2019. The Trustee did not retain any cash reserves during the six months ended June 30, 2022 or June 30, 2021. Total cash reserves were $1,000,000 as of June 30, 2022 and December 31, 2021.

Computation of Income from the Net Profits Interest Received by the Trust

The Net Profits Interest entitles the Trust to receive 80% of the net profits attributable to Boaz Energy’s interest from the sale of oil and natural gas production from the Underlying Properties. The Trust’s income from the Net Profits Interest consists of monthly net profits attributable to income from the Underlying Properties. Because of the interval between the time of production and receipt of net profits income by the Trust, the Trust recognizes production during the month in which the related net profits income is paid to the Trust. Net profits income for the three months ended June 30, 2022, was based on production during the months of February 2022 through April 2022. The table below outlines the computation of income from the Net Profits Interest received by the Trust for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Underlying Properties sales volumes(1):
Oil (Bbl)	88,718	94,875	179,391	201,203
Natural gas (Mcf)(2)	104,345	127,214	207,609	273,702
Total sales (Boe)	106,108	116,077	213,991	246,820
Average realized sales price:
Oil (per Bbl)	$100.34	$59.67	$88.23	$51.41
Natural gas (per Mcf)	$7.42	$4.01	$7.27	$3.43
Calculation of net profits:
Gross profits:
Oil sales	$8,929,298	$5,662,000	$15,822,314	$10,344,454
Natural gas sales	774,687	510,792	1,512,234	939,747
Income from divestitures	1,090,387	0	1,090,387	0
Other revenue	25,626	22,151	55,042	44,324
Total gross profits	$10,819,998	$6,194,943	$18,479,977	$11,328,525
Costs:
Direct operating expenses:	$952,800	$538,749	$1,749,941	$929,347
Lease operating expenses	1,623,623	1,349,115	3,170,724	2,741,616
Severance and ad valorem taxes	633,109	107,521	935,611	540,828
Development expenses	2,286,678	1,009,131	3,649,797	1,869,750
Other expenses	427,074	421,311	853,020	890,829
Total costs	$(5,923,284)	$(3,425,827)	$(10,359,093)	$(6,972,370)
Net profits	$4,896,714	$2,769,116	$8,120,884	$4,356,155
Percentage allocable to Net Profits Interest	80%	80%	80%	80%
Net profits income (before capital reserve)	$3,917,371	$2,215,292	$6,496,707	$3,484,924
Capital reserve (3)	(420,000)	40,000	(212,000)	(20,000)
Net Profits Interest audit fee	0	0	0	0
Net profits income received by the Trust	$3,497,371	$2,175,292	$6,284,707	$3,464,931

(1)	Quarterly sales volumes are typically reported for a three-month period, and therefore sales volumes for the three months ended June 30, 2022 reflect production volumes for February 2022 through April 2022. Sales volumes for the six months ended June 30, 2022 reflect production volumes for November 2021 through April 2022.
12

(2)	Sales volumes for natural gas include NGLs.
(3)	Boaz Energy is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and expenses. As of June 30, 2022, Boaz had reserved $426,157 net to the Trust for future capital expense.

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

Sales Volumes

Oil

Oil sales volumes decreased by 6,157 Bbls (6.4%) for the three months ended June 30, 2022 as compared to the same period in 2021 and 21,812 Bbls (10.8%) for the six months ended June 30, 2022 as compared to the same period in the prior year. Boaz Energy reports this decrease was primarily due to a natural decline in the producing properties.

Natural Gas

Natural gas sales volumes decreased by 22,869 Mcf (17.9%) for the three months ended June 30, 2022 as compared to the same period in 2021 and 66,093 Mcf (24.1%) for the six months ended June 30, 2022 as compared to the same period in the prior year. Boaz Energy reports this decrease was primarily due to a natural decline in the producing properties.

Sales Prices

Oil

The average realized oil price per Bbl increased for the three and six months ended June 30, 2022 as compared to the prior year periods primarily due to an increase in the WTI benchmark oil price.

Natural Gas

The average realized natural gas price per Mcf increased for the three and six months ended June 30, 2022 as compared to the prior year periods primarily due to an increase in the Henry Hub benchmark price for natural gas.

Qualified De Minimis Sales

Boaz Energy informed the Trust that as of March 1, 2022, it had assigned its deep interests in certain leases located in Stonewall County, Texas pursuant to a Qualified De Minimis Sale as contemplated by Section 3.02(c) of the Trust Agreement. Boaz Energy received $452,269 in consideration of the sale of its interest, which amount was received in the second quarter and included in calculating the Trust’s April distributions to unitholders.

Boaz Energy informed the Trust that as of May 25, 2022 it had assigned its deep interests in certain leases located in Glasscock County, Texas pursuant to a Qualified De Minimis Sale as contemplated by Section 3.02(c) of the Trust Agreement. Boaz Energy received $638,118 in consideration of the sale of its interest, which amount was received in the second quarter and included in calculating the Trust’s June distributions to unitholders.

As of August 15, 2022, Boaz Energy has not provided notice to the Trustee regarding a sale of any other of the Underlying Properties.

Costs

Direct Operating Expenses

Direct operating expenses increased for the three and six months ended June 30, 2022 as compared to the prior year periods primarily because of costs incurred in repairing wells and bringing marginal wells back to production in 2022.

Lease Operating Expenses

Lease operating expenses increased for the three and six months ended June 30, 2022 as compared to the prior year periods as a result of an increase in pricing of materials.

Severance and ad Valorem Taxes

Severance and ad valorem taxes increased for the three and six months ended June 30, 2022 as compared to the prior year period primarily because of increased valuation of the Underlying Properties.

Development Expenses Related to the Underlying Properties

Development expenses related to the Underlying Properties increased for the three and six months ended June 30, 2022 as compared to the prior year period as a result costs incurred related to recompletion of a well in Crane County, Texas.

Other Expenses

Other expenses increased slightly for the three months ended June 30, 2022 as compared to the prior year period, primarily due to annual adjustments in overhead rates. Other expenses decreased slightly for the six months ended June 30, 2022 as compared to the prior year period, primarily due to annual adjustments in overhead rates, and additional professional service fees in the first quarter of 2021.

Capital Reserve

As of June 30, 2022, Boaz Energy had reserved $426,157 net to the Trust for future capital expenses.

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

As authorized under the Trust Agreement, the Trustee is authorized to retain cash from the distributions the Trust receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 or more than $100,000 per month. Cash reserves previously retained and currently held by the Trustee for future administrative expenses total $1,000,000 as of June 30, 2022.

Boaz Energy Capital Expenditure Budget

Boaz Energy has advised the Trustee that the estimate for Boaz Energy’s 2022 capital budget for the Underlying Properties is $7.0 million, of which approximately $3.8 million had been expended as of June 30, 2022.  Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock counties non-operated drilling and recompletion projects, waterflood conformance and reactivations in Terry, Coke and Crane counties, as well as drilling two additional wells in Coke and Terry counties sometime in 2022.  The majority of capital spent in 2022 to date has been on non-operated drilling and completions in Crane and Glasscock counties, well reactivations and stimulations across the underlying properties, and on wellbore re-entry opportunities in Coke and Crane counties. The $7.0 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, the pace of regulatory approvals and availability of materials, equipment and labor.

Distributions Declared After Quarter End

On July 19, 2022 the Trust declared a cash distribution of $0.090702 per Trust unit based upon production during the month of May 2022.

	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
May	31,118	33,285	$106.85	$8.42

Off-Balance Sheet Arrangements

As of June 30, 2022, the Trust had no off-balance sheet arrangements.

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of June 30, 2022, that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Boaz Energy.

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

During the quarter ended June 30, 2022 there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Boaz Energy.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation sought surface use damages and alleged violations of the terms of the leases, among other things. The court had set a two-day bench trial to commence May 18, 2022, but on May 10, 2022, the court granted motions for summary judgment effectively disposing of the plaintiff’s claims. At a status conference conducted on May 12, 2022, the plaintiff confirmed the court’s rulings disposed of all the plaintiff’s claims. The only remaining issue is whether the court will award attorneys’ fees to the prevailing parties. The court held a hearing regarding attorneys’ fees in June 2022. As of August 11, 2022, the court has not rendered a decision or entered final judgment on the matter.

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

Date: August 15, 2022

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

