Form 10-Q
period 2022-09-30
PermRock Royalty Trust
filed 2022-11-14
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, 12,165,732 trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

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

The condensed financial statements included herein are presented without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, and Simmons Bank, as Trustee (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed interim financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s 2021 Annual Report on Form 10-K (“2021 Annual Report”). In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and Trust corpus of PermRock Royalty Trust at September 30, 2022, and December 31, 2021, and the distributable income and changes in Trust corpus for the three- and nine-month periods ended September 30, 2022, and September 30, 2021, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Cash and short-term investments	$2,132,267	$1,849,906
Net Profits Interest (1)	81,042,172	83,821,848
TOTAL ASSETS	$83,174,439	$85,671,754
LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$1,132,267	$849,906
Cash reserves (2)	1,000,000	1,000,000
Trust corpus	81,042,172	83,821,848
TOTAL LIABILITIES AND TRUST CORPUS	$83,174,439	$85,671,754

(1)	See Note 2 to condensed financial statements for further discussion of the Net Profits Interest.
(2)	The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net profits income	$3,530,590	$2,273,583	$9,815,297	$5,738,514
Interest income	5,191	33	6,188	130
Total revenue	3,535,781	2,273,616	9,821,485	5,738,644
Expenditures – general and administrative	(180,772)	(172,268)	(735,306)	(628,657)
Cash reserves (1)	0	0	0	0
Distributable income	$3,355,009	$2,101,348	$9,086,179	$5,109,987
Distributable income per unit (2)	$0.275774	$0.172726	$0.746867	$0.420032

(1)	The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.
(2)	Based on 12,165,732 Trust units issued and outstanding as of November 14, 2022.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Trust corpus, beginning of period	$81,920,770	$85,889,411	$83,821,848	$87,916,359
Amortization of Net Profits Interest	(878,598)	(1,050,372)	(2,779,676)	(3,077,320)
Distributable income	$3,355,009	$2,101,348	$9,086,179	$5,109,987
Distributions declared	(3,355,009)	(2,101,348)	(9,086,179)	(5,109,987)
Trust corpus, end of period	$81,042,172	$84,839,039	$81,042,172	$84,839,039

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

In May 2018, Boaz Energy completed an initial public offering of 6,250,000 of the 12,165,732 total Trust units outstanding, retaining ownership of 5,915,732 Trust units. As of September 30, 2022, Boaz Energy owned 5,756,675 Trust units of the 12,165,732 Trust units issued and outstanding.

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

PERMROCK ROYALTY TRUST NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

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

Revenue received by the Trust (and its ability to pay distributions) has been and will continue to be directly affected by the volatility in commodity prices in response to the economic effects of the COVID-19 pandemic. Crude oil prices have been higher during the first three quarters of 2022, but fluctuations and depressions could continue for an extended period of time.

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

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee began retaining cash from the distributions the Trust receives to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. The Trustee is authorized to retain cash reserves (i) in an amount not to exceed $1.0 million at any one time and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 per month or more than $100,000 per month. Cash reserves held by the Trustee for administrative expenses totaled $1,000,000 as of September 30, 2022.

Boaz Energy is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and development or operating expenses. As of December 31, 2021, the balance of funds held back to cover certain future capital expenses was $214,157 net to the Trust. As of September 30, 2022, the balance of funds reserved by Boaz Energy, net to the Trust, was $1,918,156.

5.	Distributions to Unitholders

The Trust makes monthly cash distributions of the net amount, if any, of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and cash reserves to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended September 30, 2022, were as follows:

Record Date	Payment Date	Distribution per Unit
July 29, 2022	August 12, 2022	$0.090702
August 31, 2022	September 15, 2022	0.092003
September 30, 2022	October 17, 2022	0.093069
		$0.275774

PERMROCK ROYALTY TRUST NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

6.	Related Party Transactions

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

Agreements with Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. As of September 30, 2022, Boaz Energy owned 5,756,675 Trust units of the 12,165,732 Trust units issued and outstanding.

7.	Development Costs

Boaz Energy has advised the Trustee that the estimate for Boaz Energy’s 2022 capital budget for the Underlying Properties is $7.0 million, of which approximately $4.4 million had been expended as of September 30, 2022.  Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock counties non-operated drilling and recompletion projects, waterflood conformance and reactivations in Terry, Coke and Crane counties, as well as drilling two additional wells in Coke and Terry counties sometime in 2022.  The majority of capital spent in 2022 to date has been on non-operated drilling and completions in Crane and Glasscock counties, well reactivations and stimulations across the underlying properties, and on wellbore re-entry opportunities in Coke and Crane counties. The $7.0 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, the pace of regulatory approvals and availability of materials, equipment and labor.

8.	Settlements and Litigation

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation sought surface use damages and alleged violations of the terms of the leases, among other things. The court had set a two-day bench trial to commence May 18, 2022, but on May 10, 2022, the court granted motions for summary judgment effectively disposing of the plaintiff’s claims. At a status conference conducted on May 12, 2022, the plaintiff confirmed the court’s rulings disposed of all the plaintiff’s claims. The only remaining issue is whether the court will award attorneys’ fees to the prevailing parties. The court held a hearing regarding attorneys’ fees in June 2022. As of November 11, 2022, the court had not rendered a decision or entered final judgment on the matter.

9.	Subsequent Events

On October 21, 2022, the Trust declared a cash distribution of $0.093361 per Trust unit based upon production during the month of August 2022.

	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
August	28,651	34,677	$95.15	$8.93

ITEM 2.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Trust is required to make monthly cash distributions of substantially all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and any cash reserves, to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date. The Net Profits Interest is entitled to a share of the profits from and after January 1, 2018, attributable to production occurring on or after such date. The Trust is not subject to any pre-set termination provisions based on a maximum volume of oil or natural gas to be produced or the passage of time. The amount of Trust revenues and cash distributions to Trust unitholders depends on, among other things:

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

Outlook

Boaz Energy has advised the Trustee that the estimate for Boaz Energy’s 2022 capital budget for the Underlying Properties is $7.0 million, of which approximately $4.4 million had been expended as of September 30, 2022.  Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock counties non-operated drilling and recompletion projects, waterflood conformance and reactivations in Terry, Coke and Crane counties, as well as drilling two additional wells in Coke and Terry counties sometime in 2022.  The majority of capital spent in 2022 to date has been on non-operated drilling and completions in Crane and Glasscock counties, well reactivations and stimulations across the underlying properties, and on wellbore re-entry opportunities in Coke and Crane counties. The $7.0 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, the pace of regulatory approvals and availability of materials, equipment and labor.

RESULTS OF OPERATIONS

Distributable Income

Three Months Ended September 30, 2022

For the three months ended September 30, 2022, net profits income received by the Trust was $3,530,590 compared to $2,273,583 for the same period of the prior year. This increase in net profits income was primarily due to higher oil and gas prices. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $5,191 and general and administrative expenditures of $180,772, distributable income for the three months ended September 30, 2022, was $3,355,009, or $0.275774 per Trust unit. For the three months ended September 30, 2021, total distributable income was $2,101,348, or $0.172726 per unit.

Interest income was higher for the quarter ended September 30, 2022, as compared to the prior year, due to higher interest rates. General and administrative expenditures increased by $8,504 for the three months ended September 30, 2022, as compared to the prior year, primarily due to the timing of payments.

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee is authorized to retain cash reserves for administrative expenses. The Trustee did not retain any cash reserves during the three months ended September 30, 2022, or September 30, 2021. Total cash reserves were $1,000,000 as of September 30, 2022, and September 30, 2021.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended September 30, 2022, were as follows:

Record Date	Payment Date	Distribution per Unit
July 29, 2022	August 12, 2022	$0.090702
August 31, 2022	September 15, 2022	0.092003
September 30, 2022	October 17, 2022	0.093069
		$0.275774

Nine Months Ended September 30, 2022

For the nine months ended September 30, 2022, net profits income received by the Trust was $9,815,297 compared to $5,738,514 for the same period of the prior year. This increase in net profits income was primarily due to higher oil and gas prices. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $6,188 and general and administrative expenditures of $735,306, distributable income for the nine months ended September 30, 2022, was $9,086,179, or $0.746867 per Trust unit. For the nine months ended September 30, 2021, total distributable income was $5,109,987, or $0.420032 per Trust unit.

Interest income increased for the nine months ended September 30, 2022, as compared to the prior year, due to higher interest rates. General and administrative expenditures increased by $106,649 for the nine months ended September 30, 2022, as compared to the prior year, primarily due to timing of payment of expenses.

Pursuant the terms of the Trust Agreement, the Trustee was authorized to begin retaining cash reserves for administrative expenses in May of 2019. The Trustee did not retain any cash reserves during the nine months ended September 30, 2022, or September 30, 2021. Total cash reserves were $1,000,000 as of September 30, 2022, and September 30, 2021.

Computation of Income from the Net Profits Interest Received by the Trust

The Net Profits Interest entitles the Trust to receive 80% of the net profits attributable to Boaz Energy’s interest from the sale of oil and natural gas production from the Underlying Properties. The Trust’s income from the Net Profits Interest consists of monthly net profits attributable to income from the Underlying Properties. Because of the interval between the time of production and receipt of net profits income by the Trust, the Trust recognizes production during the month in which the related net profits income is paid to the Trust. Net profits income for the three months ended September 30, 2022, was based on production during the months of May 2022 through July 2022. Net profits income for the nine months ended September 30, 2022, was based on production during the months of November 2021 through July 2022. The table below outlines the computation of income from the Net Profits Interest received by the Trust for the three and nine months ended September 30, 2022, and September 30, 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Underlying Properties sales volumes(1):
Oil (Bbl)	87,528	93,694	266,920	294,897
Natural gas (Mcf)(2)	101,409	115,370	309,019	389,072
Total sales (Boe)	104,430	112,922	318,423	359,742
Average realized sales price:
Oil (per Bbl)	$107.75	$67.82	$94.74	$56.62
Natural gas (per Mcf)	$8.95	$4.29	$7.83	$3.69
Calculation of net profits:
Gross profits:
Oil sales	$9,427,580	$6,353,959	$25,249,894	$16,698,413
Natural gas sales	908,130	494,853	2,420,365	1,434,600
Income from divestitures	0	0	1,090,386	0
Other revenue	25,386	28,866	80,428	73,190
Total gross profits	$10,361,096	$6,877,678	$28,841,073	$18,206,203
Costs:
Direct operating expenses:	$655,846	$467,981	$2,405,787	$1,397,328
Lease operating expenses	1,640,906	1,282,395	4,811,630	4,024,011
Severance and ad valorem taxes	661,255	505,470	1,596,865	1,046,298
Development expenses	707,507	1,467,995	4,357,305	3,337,745
Other expenses	417,345	436,857	1,270,365	1,327,686
Total costs	$(4,082,859)	$(4,160,698)	$(14,441,952)	$(11,133,068)
Net profits	$6,278,237	$2,716,980	$14,399,121	$7,073,135
Percentage allocable to Net Profits Interest	80%	80%	80%	80%
Net profits income (before capital reserve)	$5,022,590	$2,173,583	$11,519,297	$5,658,514
Capital reserve (3)	(1,492,000)	100,000	(1,704,000)	80,000
Net Profits Interest audit fee	0	0	0	0
Net profits income received by the Trust	$3,530,590	$2,273,583	$9,815,297	$5,738,514

(1)	Quarterly sales volumes are typically reported for a three-month period, and therefore sales volumes for the three months ended September 30, 2022, reflect production volumes for May 2022 through July 2022. Sales volumes for the nine months ended September 30, 2022, reflect production volumes for November 2021 through July 2022.

(2)	Sales volumes for natural gas include NGLs.
(3)	Boaz Energy is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and expenses. As of September 30, 2022, Boaz had reserved $1,918,156 net to the Trust for future capital expense.

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

Sales Volumes

Oil

Oil sales volumes decreased by 6,166 Bbls (6.6%) for the three months ended September 30, 2022, as compared to the same period in 2021 and 27,977 Bbls (9.5%) for the nine months ended September 30, 2022, as compared to the same period in 2021. Boaz Energy reports this decrease was primarily due to a natural decline in the producing properties and a decrease in demand.

Natural Gas

Natural gas sales volumes decreased by 13,961 Mcf (12.1%) for the three months ended September 30, 2022, as compared to the same period in 2021 and 80,053 Mcf (20.6%) for the nine months ended September 30, 2022, as compared to the same period in the prior year. Boaz Energy reports this decrease was primarily due to a natural decline in the producing properties and a decrease in demand.

Sales Prices

Oil

The average realized oil price per Bbl increased for the three and nine months ended September 30, 2022, as compared to the prior year periods primarily due to an increase in the WTI benchmark oil price.

Natural Gas

The average realized natural gas price per Mcf increased for the three and nine months ended September 30, 2022, as compared to the prior year periods primarily due to an increase in the Henry Hub benchmark price for natural gas.

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

Boaz Energy informed the Trust that as of May 25, 2022, it had assigned its deep interests in certain leases located in Glasscock County, Texas pursuant to a Qualified De Minimis Sale as contemplated by Section 3.02(c) of the Trust Agreement. Boaz Energy received $638,118 in consideration of the sale of its interest, which amount was received in the second quarter and included in calculating the Trust’s June distributions to unitholders.

As of November 14, 2022, Boaz Energy has not provided notice to the Trustee regarding a sale of any other of the Underlying Properties.

Costs

Direct Operating Expenses

Direct operating expenses increased for the three and nine months ended September 30, 2022, as compared to the prior year periods primarily because of costs incurred in repairing wells and bringing marginal wells back to production in 2022.

Lease Operating Expenses

Lease operating expenses increased for the three and nine months ended September 30, 2022, as compared to the prior year periods because of an increase in pricing of materials.

Severance and ad Valorem Taxes

Severance and ad valorem taxes increased for the three and nine months ended September 30, 2022, as compared to the prior year periods primarily because of increased valuation of the Underlying Properties.

Development Expenses Related to the Underlying Properties

Development expenses related to the Underlying Properties decreased for the three months ended September 30, 2022, as compared to the prior year period as a result of a refund for previously overcharged capital costs related to recompleting a well in Crane County, Texas in 2022. Development expenses related to the Underlying Properties increased for the nine months ended September 30, 2022, as compared to the prior year period as a result of costs incurred in recompleting a well in Crane County, Texas in 2022.

Other Expenses

Other expenses decreased for the three and nine months ended September 30, 2022, as compared to the prior year periods primarily due to fewer professional service fees in 2022.

Capital Reserve

As of September 30, 2022, Boaz Energy had reserved $1,918,156 net to the Trust for future capital expenses.

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

As authorized under the Trust Agreement, the Trustee is authorized to retain cash from the distributions the Trust receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 or more than $100,000 per month. Cash reserves previously retained and currently held by the Trustee for future administrative expenses total $1,000,000 as of September 30, 2022.

Boaz Energy Capital Expenditure Budget

Boaz Energy has advised the Trustee that the estimate for Boaz Energy’s 2022 capital budget for the Underlying Properties is $7.0 million, of which approximately $4.4 million had been expended as of September 30, 2022.  Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock counties non-operated drilling and recompletion projects, waterflood conformance and reactivations in Terry, Coke and Crane counties, as well as drilling two additional wells in Coke and Terry counties sometime in 2022.  The majority of capital spent in 2022 to date has been on non-operated drilling and completions in Crane and Glasscock counties, well reactivations and stimulations across the underlying properties, and on wellbore re-entry opportunities in Coke and Crane counties. The $7.0 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, the pace of regulatory approvals and availability of materials, equipment and labor.

Distributions Declared After Quarter End

10.	Subsequent Events

On October 21, 2022, the Trust declared a cash distribution of $0.093361 per Trust unit based upon production during the month of August 2022.

	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
August	28,651	34,677	$95.15	$8.93

Off-Balance Sheet Arrangements

As of September 30, 2022, the Trust had no off-balance sheet arrangements.

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of September 30, 2022, that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Boaz Energy.

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

During the quarter ended September 30, 2022, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Boaz Energy.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation sought surface use damages and alleged violations of the terms of the leases, among other things. The court had set a two-day bench trial to commence May 18, 2022, but on May 10, 2022, the court granted motions for summary judgment effectively disposing of the plaintiff’s claims. At a status conference conducted on May 12, 2022, the plaintiff confirmed the court’s rulings disposed of all the plaintiff’s claims. The only remaining issue is whether the court will award attorneys’ fees to the prevailing parties. The court held a hearing regarding attorneys’ fees in June 2022. As of November 11, 2022, the court has not rendered a decision or entered final judgment on the matter.

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

Date: November 14, 2022

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

