Form 10-K
period 2022-12-31
PermRock Royalty Trust
filed 2023-03-31
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-38472

PERMROCK ROYALTY TRUST

(Exact name of registrant as specified in its charter)

Delaware	82-6725102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Argent Trust Company, Trustee

2911 Turtle Creek Blvd, Suite 850

Dallas, Texas 75219-6291

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
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of Trust units representing beneficial interests in PermRock Royalty Trust held by non-affiliates on June 30, 2022 (the last business day of its most recently completed second fiscal quarter), was approximately $49,798,373 based on the closing price as quoted on the New York Stock Exchange. As of March 31, 2023, 12,165,732 Trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

PERMROCK ROYALTY TRUST
FORM 10-K
For the Fiscal Year Ended December 31, 2022

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-K (“Annual Report”) contains, and other materials filed or to be filed by the PermRock Royalty Trust (the “Trust”) with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Such forward-looking statements may be or may concern, among other things, Boaz Energy II, LLC’s (“Boaz Energy”) and Argent Trust Company’s (as the Trustee (as hereinafter defined) of the Trust) expectations, beliefs and plans regarding: (i) Boaz Energy’s capital expenditure budget and anticipated expenditures, including participation in non-operated drilling in Crane and Glasscock Counties and waterflood conformance work in Crane, Terry, Schleicher and Stonewall Counties; (ii) Boaz Energy’s 2023 outlook, including stimulating existing wells to improve production and waterflood operations and reactivating inactive wells by returning them to production or recompleting them to new formations; (iii) Boaz Energy’s plan to drill new wells in Crane and Coke Counties; (iv) estimated capital required for 2023 operations; (v) amount and timing of cash reserves by the Trustee; (vi) drilling activity; (vii) estimated present value of future cash flows; (viii) characteristics of the Underlying Properties, including estimates regarding oil and gas reserves; (ix) the impact of a loss of any major customers; (vi) reliance on third parties for facilities and services; (x) the ability of Boaz Energy’s insurance coverage to cover certain claims; (xi) burdens and obligations affecting the Underlying Properties and their impact on the Underlying Properties and Net Profits Interest; (xii) the quality of Boaz Energy’s title to the Underlying Properties; (xiii) the impact of litigation on the Trust and regulatory matters; (xiv) the tax treatment of the Net Profits Interest; (xv) the treatment of the Net Profits Interest in the event of Boaz Energy’s bankruptcy; (xvi) distributions to Trust unitholders, including in the event of contingencies; and (xvii) future cash retentions from distributions. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements are based on certain assumptions of the Trustee, and certain assumptions of information provided to the Trust by Boaz Energy, the owner of the Underlying Properties; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Boaz Energy; and involve risks and uncertainties. The following important factors, in addition to those discussed elsewhere in this Annual Report, could affect the future results of the energy industry in general, and Boaz Energy and the Trust in particular, and could cause actual results to differ materially from those projected in such forward-looking statements:

•	the effect of changes in commodity prices or alternative fuel prices;
•	the impact of the COVID-19 pandemic and measures implemented in response thereto;

•	the effects armed conflict between Russia and Ukraine may have on global oil and gas markets;

•	political and economic conditions in or affecting other oil and natural gas producing regions or countries;
•	uncertainties in estimating production and oil and natural gas reserves of the Underlying Properties;
•	risks associated with the drilling and operation of oil and natural gas wells;
•	the cost of developing the Underlying Properties;
•	the ability to maintain anticipated production levels;
•	the amount of future direct operating expenses, development expenses and other capital expenditures;
•	availability and terms of capital to fund capital expenditures;
•	risks associated with Boaz Energy and its ability to transfer operation of the Underlying Properties to third parties without the approval of Trust unitholders;
ii

•	the performance of such third parties contracted by Boaz Energy and their ability or willingness to provide sufficient facilities and services to Boaz Energy on commercially reasonable terms;
•	the effect of existing and future laws and regulatory actions;
•	The actions of the Organizations of Petroleum Exporting Countries (“OPEC”);
•	conditions in the capital markets;
•	competition from others in the energy industry;
•	uncertainty in whether development projects will be pursued;
•	severe or unseasonable weather that may adversely affect production;
•	adequacy of Boaz Energy’s insurance coverage;
•	costs to comply with current and future governmental regulation of the oil and natural gas industry, including environmental, health and safety laws and regulations, and regulations with respect to hydraulic fracturing and the disposal of produced water;
•	the effect of existing and future laws and regulatory actions, including real estate, bankruptcy and tax legislation and the ability to accurately interpret the impact of such laws;
•	general economic conditions affecting the Permian Basin;
•	risks associated with title deficiencies that may arise with respect to the Underlying Properties and Boaz Energy’s ability to cure any such defects;
•	actions by Boaz Energy, including such that result in conflicts of interest, that adversely affect the Trust;
•	the ability to successfully estimate the impact of litigation matters, and certain accounting and tax matters;
•	the cost of inflation; and
•	the risk factors discussed in Item 1A of Part I of this Annual Report.

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

vi

PART I

Item 1.  Business

General

PermRock Royalty Trust (the “Trust”) is a Delaware statutory trust formed on November 22, 2017 under the Delaware Statutory Trust Act pursuant to a trust agreement dated November 22, 2017, as amended and restated on May 4, 2018, and as amended on May 6, 2022, by and among Boaz Energy II, LLC (“Boaz Energy”), as trustor, Simmons Bank, as trustee, and Wilmington Trust, National Association, as Delaware Trustee (the “Delaware Trustee”) (such amended and restated trust agreement, as amended to date, the “Trust Agreement”). The Trust’s affairs are administered by the Trustee (as hereinafter defined).

In accordance with the successor trustee provisions of the Trust Agreement, Argent Trust Company, as successor trustee of the Trust, is subject to all terms and conditions of the Trust Agreement. The defined term “Trustee” as used herein shall refer to Simmons Bank (which maintains its offices at 2200 West 7th Street, Suite 210, P.O. Box 470727, Fort Worth, Texas 76147) for periods prior to December 30, 2022, and shall refer to Argent Trust Company (which maintains its offices at 2911 Turtle Creek Blvd, Suite 850, Dallas, Texas 75219-6291) for periods on and after December 30, 2022.

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

The Underlying Properties consist of 31,783 gross (22,731 net) acres in the Permian Basin. The Permian Basin extends over 75,000 square miles in West Texas and Southeastern New Mexico. The Underlying Properties consist of the following four operating areas:

•	Permian Clearfork area – consists of 2,434 net acres on the Central Basin Platform of the Permian Basin in Hockley and Terry Counties, Texas.
•	Permian Abo area – consists of 1,667 net acres on the Central Basin Platform of the Permian Basin in Terry and Cochran Counties, Texas.
1

•	Permian Shelf area – consists of 14,727 net acres on the Eastern Shelf of the Permian Basin in Glasscock, Schleicher, Stonewall and Coke Counties, Texas.
•	Permian Platform area – consists of 3,903 net acres on the Central Basin Platform of the Permian Basin in Ward, Crane, Terry and Ector Counties, Texas.

A detailed description of the Underlying Properties is included under Item 2. Properties.

Computation of Net Profit

Net profits are computed monthly, and 80% of the aggregate net profits attributable to the sale of oil and natural gas production from the Underlying Properties received during each calendar month are paid to the Trust on or before the end of the following month.

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

During the year ended December 31, 2022, Boaz Energy and other third-party operators of the Underlying Properties sold the oil produced from the Underlying Properties to third-party purchasers. Oil production from the Underlying Properties is typically transported by pipeline or truck from the field to the closest gathering facility or refinery. Boaz Energy and other operators sell the majority of the oil production from the Underlying Properties under contracts based on geographic location using market sensitive pricing. The price received by the operators for the oil production from the Underlying Properties is usually based on a regional price applied to equal daily quantities in the month of delivery that is then reduced for differentials based upon delivery location and oil quality.

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

For the year ended December 31, 2022, Boaz Energy reported that Phillips 66, Plains All American Pipeline, Blackbeard Operating LLC, and Energy Transfer Partners accounted for 27.65%, 20.48%, 15.12%, and 12.12% respectively, of its total oil and natural gas revenues, and that no other purchaser accounted for 10% or more of the total revenue of the Underlying Properties. Boaz Energy does not believe that the loss of any of these parties as a purchaser of crude oil or natural gas production from the Underlying Properties would have a material impact on the business or operations of Boaz Energy or the Underlying Properties because of the large number of marketing firms and competitive nature of oil and gas purchasers in the Permian Basin. Oil and natural gas are currently sold to these four customers under short-term contracts at market prices.

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

Successor Trustee

A Special Meeting of the unitholders was held on April 5, 2022 (the “April Special Meeting”), where unitholders were asked (i) to approve the appointment of Argent Trust Company as successor trustee of the Trust, (ii) to approve an amendment to the Trust Agreement to permit a bank or trust company with capital, surplus and undivided profits (as of the end of its last fiscal year prior to its appointment) of at least $20,000,000 to serve as successor trustee of the Trust, and (iii) if necessary or appropriate, to approve an adjournment of the special meeting to permit solicitation of additional proxies in favor of the above proposals. The Trust issued a press release on April 6, 2022 announcing the April Special Meeting was adjourned to permit the solicitation of additional proxies in favor of proposals (i) through (iii) above, as described in the Trust’s definitive proxy statement filed by the Trust with the Securities and Exchange Commission on February 2, 2022 (the “Proxy Statement”).

The Trust again held a special meeting of its unitholders on May 4, 2022 (the “May Special Meeting”) where the unitholders of the Trust voted to approve the proposals set forth in the Trust’s Proxy Statement, including the appointment of Argent Trust Company as successor trustee of the Trust, following the effective date of Simmons Bank’s resignation. Following approval by the Trust’s unitholders at the May Special Meeting, the Trust entered into Amendment No. 1 to the Amended and Restated Trust Agreement of PermRock Royalty Trust to permit a bank or trust company with capital, surplus and undivided profits of at least $20,000,000 to serve as successor trustee of the Trust. The effective date of Simmons Bank resignation as Trustee and the effective date of Argent Trust Company’s appointment as successor Trustee was December 30, 2022.

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

Hazardous Substances and Waste Handling

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. Under CERCLA, these “responsible persons” may include the owner or operator of the site where the release occurred, and entities that transport, dispose of or arrange for the transport or disposal of hazardous substances released at the site. These responsible persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. On September 6, 2022, U.S. EPA designated two per- and polyfluoroalkyl substances (“PFAS”) as hazardous substances under CERCLA. PFAS chemicals are known as “forever chemicals” because of their persistence in the environment. PFAS have been widely used in industrial and commercial applications since the 1950s, including the oil and gas industry, and their designation as a CERCLA hazardous substance increases potential risks of incurring CERCLA liabilities where they have been historically used.

The Resource Conservation and Recovery Act (“RCRA”) and comparable state laws control the management and disposal of hazardous and non-hazardous waste. These laws and regulations govern the generation, storage, treatment, transfer and disposal of wastes generated. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of oil, natural gas and NGLs, if properly handled, are currently exempt from regulation as hazardous waste under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste provisions, state laws or other federal laws. However, it is possible that certain oil, natural gas and NGL drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production related oil, natural gas and NGL wastes from regulation as hazardous wastes under RCRA. The consent decree required the EPA to propose a rulemaking no later than March 15, 2019, for revision of certain Subtitle D criteria regulations pertaining to oil, natural gas and NGL wastes or to sign a determination that revision of the regulations is not necessary (which deadline was extended to April 23, 2019, due to a lapse in appropriations). On April 23, 2019, EPA made a determination that revisions to the federal regulations for the management of exploration and production waste under Subtitle D of RCRA are not necessary and issued a report explaining the basis for its decision. EPA stated it will continue to work to identify areas for regulatory improvements and to address emerging issues to ensure exploration and production wastes continue to be managed appropriately. Any future regulatory change due to emerging issues, a change in EPA determination, or otherwise could result in an increase in the costs to manage and dispose of wastes, which could increase the costs of Boaz Energy’s operations.

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

Water Discharges

The Federal Water Pollution Control Act, also known as the “Clean Water Act” (“CWA”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil, into federal and state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Obtaining permits has the potential to delay the development of oil and natural gas projects. In addition, federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. In June 2015, the EPA and the U.S. Army Corps of Engineers (the “Corps”) published a final rule attempting to clarify the federal jurisdictional reach over waters of the United States (“WOTUS”). Several legal challenges to the rule followed, along with attempts to stay implementation following the change in presidential administration. Currently, the WOTUS rule is active in some states and enjoined in others. However, the EPA and the Corps proposed changes to the WOTUS rule in two final rules published on October 22, 2019, and April 1, 2020, both of which are subject to legal challenges. On June 9, 2021, the EPA and the U.S. Army Corps of Engineers issued notice of intent to restore the pre-2015 regulatory definition of WOTUS. The EPA then subsequently published a proposed rule for comment on December 7, 2021, and published the final rule on January 18, 2023, with an effective date of March 20, 2023. On January 23, 2023, the U.S. Supreme Court agreed to hear a case that will address the WOTUS definition. Given the pending effective date of the new WOTUS rule and pending litigation in the U.S. Supreme Court, the scope of jurisdiction under the CWA remains uncertain at this time. Spill prevention, control and countermeasure plan requirements imposed under the CWA require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Oil Pollution Act of 1990, as amended, or “OPA,” amends the Clean Water Act and establishes strict liability and natural resource damages liability for unauthorized discharges of oil into waters of the United States. OPA requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst-case discharge of oil into waters of the United States.

Air Emissions

The CAA and comparable state laws restrict the emission of air pollutants from many sources through air emissions permitting programs and also impose various monitoring, testing, and reporting requirements. These laws and regulations may require Boaz Energy to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or incur development expenses to install and utilize specific equipment or technologies to control emissions. For example, in June 2016 the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements. Any such requirements could increase the costs of development and production on the Underlying Properties, potentially impairing the economic development of the Underlying Properties and reducing the amount of cash distributable to Trust unitholders. Obtaining permits has the potential to delay the development of oil and natural gas projects. Federal and state regulatory agencies may impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations. In particular, the U.S. EPA’s National Compliance Initiatives for fiscal years 2020-2023 include focusing on reducing emissions from significant sources of volatile organic compounds (“VOC”) and hazardous air pollutants (“HAPs”), which could lead to increased scrutiny of air emissions from oil and gas operations.

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

Federal agencies also have begun directly regulating emissions of methane from oil and natural gas operations. For example, in June 2016, the EPA published New Source Performance Standards (“NSPS”), known as Subpart OOOOa, that requires certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. However, on August 28, 2019, the EPA published a notice of reconsideration proposing to rescind methane-specific requirements for new and modified oil and gas infrastructure, which drew legal challenges. Subsequently, on November 2, 2021, EPA released a proposed rule that would limit emissions of methane—a greenhouse gas—from facilities in the oil and gas sector. In November 2022, U.S. EPA published a supplemental proposed rule that will increase monitoring and mitigation requirements related to methane and VOC emissions from the oil and gas industry. The proposed regulations, once effective, would reach new and existing facilities in the production, gathering, processing, and transmission and storage segments.  Notably, the Biden administration has made addressing climate change a priority and is expected to take steps to reduce harmful air emissions, which could result in new efforts to set methane limits and otherwise regulate GHGs.

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

The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions for Boaz Energy and could have a material adverse effect on our business, financial condition and results of operations. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that oil and gas will continue to represent a major share of global energy use through 2040, and other private sector studies project continued growth in demand for the next two decades. However, recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector. Moreover, activist shareholders have introduced proposals that may seek to force companies to adopt aggressive emission reduction targets or to shift away from more carbon-intensive activities. While we cannot predict the outcomes of such proposals, they could make it more difficult for Boaz Energy to engage in exploration and production activities, ultimately reducing distributable cash to Trust unitholders. Finally, many scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect on operations of the Underlying Properties and, as a result, the amount of cash distributable to Trust unitholders.

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

Item 1A.  Risk Factors

Summary of Risk Factors

The risk factors summarized and detailed below could materially harm production from the Underlying Properties, operating results and/or the Trust’s financial condition, adversely affect proceeds to the Trust and cash distributions to Trust unitholders, and/or cause the price of the Trust units to decline. These are not all the risks the Trust faces, and other factors not presently known to the Trust or that the Trust currently believes are immaterial may also affect the Trust if they occur. These risks and uncertainties include, but are not limited to, the following:

•	Oil and natural gas prices are volatile, and lower oil and natural gas prices could reduce proceeds to the Trust and cash distributions to Trust unitholders.
•	The COVID-19 pandemic mitigation efforts continue to varying degrees, and a resurgence or emergence of new COVID-19 variants is possible and could adversely affect global demand for oil and gas, the operators of the Underlying Properties, the Net Profits Interest and the cash available for distribution to unitholders.
•	The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices, which could reduce the amount of cash available for distribution to Trust unitholders.
•	Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units.
•	Developing oil and natural gas wells and producing oil and natural gas are costly and high-risk activities with many uncertainties that could adversely affect future production from the Underlying Properties. Any delays, reductions or cancellations in development and producing activities could decrease revenues that are available for distribution to Trust unitholders.
•	The amount of cash available for distribution by the Trust depends in part on access to and operation of gathering, transportation and processing facilities on commercially reasonable terms or otherwise. Any limitation in the availability of those facilities could interfere with sales of oil and natural gas production from the Underlying Properties.
•	Boaz Energy or any other operator of any Underlying Property may abandon the property, thereby terminating the related Net Profits Interest payable to the Trust that are attributable to the abandoned property.
•	The unavailability or high cost of equipment, supplies, personnel and services could increase costs of developing and operating the Underlying Properties and result in a reduction in the amount of cash available for distribution to the Trust unitholders.
•	All of the Underlying Properties are concentrated in the Permian Basin, making the Trust vulnerable to risks associated with operating in only one major geographic area.
•	A bankruptcy of Boaz Energy or any third-party operator could adversely affect the operation of the wells and the development of the proved undeveloped reserves and interrupt or decrease distributions to Trust unitholders.
•	The reserves attributable to the Underlying Properties are depleting assets and production from those reserves will diminish over the long term and may eventually cease, therefore, proceeds to the Trust and cash distributions to Trust unitholders will decrease over time and may eventually cease.
•	An increase in the differential between the price realized by Boaz Energy for oil or natural gas produced from the Underlying Properties and the NYMEX or other benchmark price of oil or natural gas could reduce the profits to the Trust and, therefore, the cash distributions by the Trust and the value of Trust units.
•	Higher production and development costs related to the Underlying Properties and other costs and expenses incurred by the Trust without concurrent increases in revenue, will result in decreased Trust distributions.
10

•	A significant portion of the reserves associated with and production from the Underlying Properties will be influenced by the success of secondary recovery techniques. There are uncertainties associated with such techniques and, if these recovery methods do not result in expected production levels, net profits available for distribution to Trust unitholders could be less than expected.
•	The standardized measure of the estimated proved oil and natural gas reserves attributable to the Trust’s interest in the Underlying Properties and the associated PV-10 calculation are not necessarily the same as the current market value of those estimated reserves.
•	The Trust units may lose value as a result of title deficiencies with respect to the Underlying Properties.
•	The amount of cash available for distribution by the Trust could be reduced by expenses caused by uninsured claims.
•	War, military invasions, terrorism and other continued geopolitical hostilities could adversely affect the Trust’s distributions to its unitholders or the market price of its units.
•	Future net profits income to the Trust may be subject to risks relating to the creditworthiness of third parties.
•	The Trust is passive in nature and neither the Trust nor the Trust unitholders have any ability to influence Boaz Energy and other third-party operators or control the operation or development of the Underlying Properties.
•	Boaz Energy may transfer all or a portion of the Underlying Properties at any time without Trust unitholder consent, subject to specified limitations.
•	The Trustee must, under certain circumstances, sell the Net Profits Interest and dissolve the Trust prior to the expected termination of the Trust. If this were to occur, Trust unitholders may not recover their investment.
•	Conflicts of interest could arise between Boaz Energy and its affiliates, on the one hand, and the Trust and the Trust unitholders, on the other hand.
•	The Trust is administered by a Trustee who cannot be replaced except by a majority vote of the Trust unitholders at a special meeting, which may make it difficult for Trust unitholders to remove or replace the Trustee.
•	Boaz Energy’s ability to perform its obligations to the Trust could be limited by restrictions under its debt agreements.
•	Trust unitholders have limited ability to enforce provisions of the Conveyance creating the Net Profits Interest, and Boaz Energy’s liability to the Trust is limited.
•	Boaz Energy may sell Trust units in the public or private markets, and such sales could have an adverse impact on the trading price of the Trust units.
•	The trading price for the Trust units may not reflect the value of the Net Profits Interest held by the Trust.
•	Courts outside of Delaware may not recognize the limited liability of the Trust unitholders provided under Delaware law.
•	For as long as the Trust is an emerging growth company and a smaller reporting company, it will not be required to comply with certain disclosure requirements that apply to other public companies.
•	The operations of the Underlying Properties are subject to complex federal, state, local and other laws and regulations, including environmental laws and regulations, that could adversely affect the cost, manner or feasibility of conducting operations on them or result in significant costs and liabilities, which could reduce the amount of cash available for distribution to Trust unitholders.
•	Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in Boaz Energy incurring increased costs, additional operating restrictions or delays and fewer potential drilling locations.
•	The adoption and implementation of international, federal or state climate change legislation or regulations could result in increased operating costs for Boaz Energy and reduced demand for the oil, natural gas and NGLs that Boaz Energy produces.
11

•	The potential physical effects of climate change could disrupt production on the Underlying Properties and cause Boaz Energy and other third-party operators to incur significant costs, thereby reducing cash distributable to Trust unitholders.
•	Additional restrictions on drilling activities intended to protect certain species of wildlife may adversely affect Boaz Energy’s and other third-party operators' ability to conduct drilling activities.
•	The business of Boaz Energy could be negatively affected by various security threats, including cybersecurity threats, and other disruptions.
•	The Trust has not requested a ruling from the IRS regarding the tax treatment of the Trust. If the IRS were to determine (and be sustained in that determination) that the Trust is not a “grantor trust” for U.S. federal income tax purposes, the Trust could be subject to more complex and costly tax reporting requirements that could reduce the amount of cash available for distribution to Trust unitholders.
•	Trust unitholders are required to pay U.S. federal income taxes on their share of the Trust’s income, even if they do not receive any cash distributions from the Trust.
•	A portion of any gain recognized on the disposition of the Trust units could be taxed as ordinary income.
•	The Trust generally allocates its items of income, gain, loss and deduction between transferors and transferees of the Trust units based upon the monthly record date. The IRS may challenge this treatment.
•	If the Trust cannot meet the New York Stock Exchange continued listing requirements, the NYSE may delist the Trust units.

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

The Trust’s reserves and monthly cash distributions are highly dependent upon the prices realized from the sale of oil and natural gas. Oil and natural gas are commodities, and their prices can be volatile and fluctuate widely in response to market uncertainty and relatively minor changes in the supply of and demand for oil and natural gas. Factors that affect oil and natural gas prices include, among others:

•	worldwide and regional economic conditions impacting the global supply of and demand for oil and natural gas;
•	the price and quantity of foreign imports and U.S. exports of oil and natural gas;
•	the effect of public health concerns such as the COVID-19 pandemic and any government response thereto;
•	political and economic conditions in or affecting other oil and natural gas producing regions;
•	the effect the armed conflict between Russia and Ukraine may have on global oil and gas markets;
•	expectations about future prices of, or the supply of and demand for oil and natural gas;
•	the volatility and uncertainty of regional pricing differentials, particularly prevailing prices on local price indexes in the Permian Basin;
•	technological advances affecting energy consumption, energy storage and energy supply;
•	the price and availability of alternative fuels;
•	the proximity, capacity, cost and availability of gathering and transportation facilities;
•	U.S. federal, state and local governmental regulation and taxation;
•	energy conservation and environmental measures; and
•	acts of force majeure.

These factors and the volatility of oil and natural gas prices during the COVID-19 pandemic make it extremely difficult to predict oil and natural gas price movements or future cash distributions to unitholders. Low oil, natural gas and natural gas liquids prices have resulted in and may result in future periods of reduced net proceeds to which the Trust is entitled. This could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders and may ultimately reduce the amount of oil and natural gas that is economic to produce from the Underlying Properties. Sustained lower prices of oil and natural gas could also negatively affect the price of the Trust units and the qualification of the Trust units to remain listed on the New York Stock Exchange. Because the monthly distributions correlate with the net profits generated each month after payment of costs and expenses related to the Underlying Properties (including direct operating expenses and development expenses), future monthly distributions paid to the Trust unitholders will vary significantly from month to month and may be zero in any given month.

The COVID-19 pandemic mitigation efforts continue to varying degrees, and a resurgence or emergence of new COVID-19 variants is possible and could adversely affect global demand for oil and gas, the operators of the Underlying Properties, the Net Profits Interest and the cash available for distribution to unitholders.

The COVID-19 pandemic and response efforts to contain the pandemic continues through the beginning of 2023. It is not possible to reliably estimate the impact the COVID-19 pandemic will have on future periods. Governmental responses to COVID-19 remain dynamic and vary greatly between countries. China continues to impose periodic lockdowns in response to rising COVID-19 case numbers. In the event of a resurgence of COVID-19, should new strains or variants of COVID-19 emerge, or in the event of other public health events, the negative impact to global demand for oil and gas could be material. If prices are negatively impacted in the future, it is possible Boaz Energy or any third-party operator of the Underlying Properties could shut in or curtail production from wells on the Underlying Properties or plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices, without the consent of the Trust or the Trust unitholders. Substantial declines in and extended periods of decreased economic activity and depressed oil, natural gas and natural gas liquids prices have previously resulted in and may in future periods result in reductions in the amount of oil and natural gas that is economic to produce from the Underlying Properties, reduced net proceeds to which the Trust is entitled, and elimination of cash available for distribution to Trust unitholders for an unknown period of time.

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
14

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

Boaz Energy is not a reporting company and is not required to file periodic reports with the SEC pursuant to the Exchange Act. Therefore, Trust unitholders do not have access to financial information about Boaz Energy.

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

The Trust units are a passive investment that entitle the Trust unitholder to only receive cash distributions from the Net Profits Interest conveyed to the Trust. Trust unitholders have no voting rights with respect to Boaz Energy and, therefore, have no managerial, contractual or other ability to influence Boaz Energy’s or other third-party operators’ activities or the operations of the Underlying Properties. Boaz Energy operated approximately 80% of the production from the Underlying Properties as of December 31, 2022, and is generally responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect such properties. Boaz Energy may take actions that are in its own interest that may be different from the interests of the Trust. The failure of Boaz Energy or any other third-party operator to conduct its operations, discharge its obligations and comply with regulatory requirements could have an adverse effect on the net profits payable to the Trust.

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

The Trustee must sell the Net Profits Interest and dissolve the Trust if the holders of 75% of the outstanding units approve the sale of the Net Profits Interest or approve the dissolution of the Trust or if the Trust is judicially dissolved. The Trustee must also sell the Net Profits Interest and dissolve the Trust if the annual gross profits from the Underlying Properties attributable to the Net Profits Interest are less than $2.0 million for each of any two consecutive years. The Trust will receive the net proceeds of any such sale and will distribute such proceeds to its unitholders after deducting Trust expenses.

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

Boaz Energy held an aggregate of 5,202,732 Trust units as of March 27, 2023. Boaz Energy may sell Trust units in the public or private markets, and any such sales could have an adverse impact on the price of the Trust units or on any trading market that may develop. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. The Trust filed a Registration Statement on Form S-3 on April 28, 2022 (the “Registration Statement”) seeking the registration of 5,801,675 Trust units held by Boaz Energy. The SEC confirmed the effectiveness of the Registration Statement on May 9, 2022. The Trust has not and will not receive any of the proceeds received from the sale of the Trust units. The selling unitholder will bear all costs and expenses incidental to the preparation and filing of the Registration Statement, excluding certain internal expenses of the Trust, which will be borne by the Trust, and any underwriting discounts and commissions, which will be borne by the selling unitholder as the seller of the Trust units. As of March 27, 2023, Boaz Energy owned 5,202,732 Trust units of the 12,165,732 units issued and outstanding.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Description of the Underlying Properties

The Underlying Properties consist of 31,783 gross (22,731 net) acres in the Permian Basin. The Permian Basin extends over 75,000 square miles in West Texas and Southeastern New Mexico, consists of multiple, stacked hydrocarbon-bearing formations and has produced over 30 billion Bbls of oil and more than 75 Tcf of natural gas since its discovery in 1921. The basin is further characterized by a favorable operating environment, high oil and liquids-rich natural gas content, significant in-place midstream infrastructure, a well-developed network of oilfield service providers and long-lived reserves with generally consistent geologic attributes and reservoir quality.

The Underlying Properties consist of long-life reserves in mature, conventional oil fields with established decline curves. As of December 31, 2022, the Underlying Properties had proved reserves of 6.8 MMBoe and 67% of the volumes and 67% of PV-10 value were attributable to proved developed reserves. Approximately 93% of the 6.8 MMBoe of proved reserves, based on PV-10 value, were operated by Boaz Energy. For more information regarding changes in proved reserves, see Note 11 to the financial statements included in Item 8 of this Annual Report.

Major Producing Areas

The Underlying Properties consist of the following four operating areas:

The Permian Clearfork area consists of 2,434 net acres on the Central Basin Platform of the Permian Basin in Hockley and Terry Counties, Texas. A majority of the production in the Permian Clearfork area comes from wells in the Kingdom Clearfork field, which primarily produce from the Clearfork formation. Boaz Energy's waterflooding operations were first implemented in the Kingdom Clearfork field in March 2015. As of December 31, 2022, Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”) estimates the Underlying Properties in the Permian Clearfork to have 2.3 MMBoe of total proved reserves, 65% of which are proved developed reserves.

The Permian Abo area consists of 1,667 net acres on the Central Basin Platform of the Permian Basin in Terry and Cochran Counties, Texas. A majority of the production in the Permian Abo area comes from wells in the Kingdom Abo field, which primarily produce from the Abo formation. In 2011, a waterflood pilot program was implemented in the North West Terry Abo unit (“NWTA”) located in the Kingdom Abo field that converted one producing well to an injection well. Boaz Energy fully converted the field to water injection upon purchasing the NWTA in June 2016, and in January 2017 installed a new injection pump that added an additional injection capacity of 2,500 barrels of water per day. In August 2017, NWTA 313 demonstrated initial waterflood response. As of December 31, 2022, Cawley Gillespie estimates the Underlying Properties in the Permian Abo to have 1.2 MMBoe of total proved reserves, 73% of which are proved developed reserves.

The Permian Shelf area consists of 14,727 net acres on the Eastern Shelf of the Permian Basin in Glasscock, Schleicher, Stonewall and Coke Counties, Texas. A significant portion of the production in the Permian Shelf area comes from wells in the Fort McKavitt and Flowers fields, which primarily produce from the Canyon formation. As of December 31, 2022, Cawley Gillespie estimates the Underlying Properties in the Permian Shelf to have 2.3 MMBoe of total proved reserves, 51% of which are proved developed reserves.

The Permian Platform area consists of 3,903 net acres on the Central Basin Platform of the Permian Basin in Ward, Crane, Terry and Ector Counties, Texas. The properties primarily produce from the Clearfork, San Andres, and Devonian formations. As of December 31, 2022, Cawley Gillespie estimates the Underlying Properties in the Permian Platform to have 1.1 MMBoe of total proved reserves, 100% of which are proved developed.

Oil and Natural Gas Data

Proved Reserves

Cawley Gillespie, independent petroleum and geological engineers, estimated crude oil and natural gas (including natural gas liquids) proved reserves of the Underlying Properties’ full economic life and for the Trust life as of December 31, 2022. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the estimates. In addition, the reserves and net revenues attributable to the Net Profits Interest include only 80% of the reserves attributable to the Underlying Properties that are expected to be produced within the term of the Net Profits Interest. The technical person primarily responsible for overseeing the review of the third-party reserve reports is Marshall Eves, Boaz Energy's Chief Executive Officer. Mr. Eves received a Bachelor of Science in Petroleum Engineering and Bachelor of Science in Geophysics from Texas Tech University in 2004. Prior to joining Boaz Energy, Mr. Eves served as Executive Vice President of Stanolind Oil and Gas LP from January 2009 to October 2013. Mr. Eves has over 18 years of experience working in various capacities in the energy industry, including acquisition analysis, reserve estimation, reservoir engineering and operations engineering.

The independent petroleum engineer’s report as to the proved oil and natural gas reserves as of December 31, 2022, was prepared by Cawley Gillespie. Cawley Gillespie, whose firm registration number is F-693, was founded in 1961 and is a leader in the evaluation of oil and gas properties. The technical person at Cawley Gillespie primarily responsible for overseeing the reserve estimates with respect to the Underlying Properties and the Net Profits Interest attributable to the Trust is Mr. Zane Meekins. Mr. Meekins has been a practicing consulting petroleum engineer at Cawley Gillespie since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 35 years of practical experience in petroleum engineering, with over 33 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

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

The following table summarizes estimated proved reserve quantities and PV-10 attributable to the Trust as of December 31, 2022:

	Trust Net Profits Interest
	Oil	Natural Gas(1)	Total(2)	PV-10(3)(4)
	(MBbls)	(MMcf)	(MBoe)	(in thousands)
Proved Developed	1,838.4	2,118.3	2,191.4	$97,856.3
Proved Undeveloped	1,129.0	622.1	1,232.7	47,161.9
Total Proved	2,967.4	2,740.4	3,424.1	$145,018.3

———————

(1)	Reserves for natural gas liquids are included as a component of natural gas reserves.
(2)	Boe represents an approximate energy equivalent basis such that one Bbl of crude oil equals approximately six Mcf of natural gas. However, the values of oil and natural gas fluctuate and the values of reserve volumes of oil and natural gas are often substantially different than the amount implied by the Boe ratio.
(3)	PV-10 is a non-GAAP financial measure and represents the present value of estimated future cash inflows from proved crude oil and natural gas reserves, less future development and production costs, discounted at 10% per annum to reflect timing of future cash inflows using the twelve-month unweighted arithmetic average of the first-day-of-the-month commodity prices, after adjustment for differentials in location and quality, for each of the preceding twelve months. An estimate of PV-10 is provided because it provides useful information to investors as it is widely used by professional analysts and sophisticated investors when evaluating oil and gas companies. PV-10 is considered relevant and useful for evaluating the relative monetary significance of oil and natural gas reserves. PV-10 is not intended to represent the current market value of the estimated reserves of the Underlying Properties.
(4)	For 2022, $6.358 per MMBtu of natural gas and $93.67 per Bbl of oil were used in determining future net revenue.

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

Proved Undeveloped Reserves (PUDs)

The following table summarizes the changes in estimated proved undeveloped reserves of the Trust for the year ended December 31, 2022:

	Oil (MBbls)(1)	Natural Gas (MMcf)(1)	Total (MBoe)
Proved Undeveloped Reserves:
Balance, December 31, 2021	1,296.4	662.0	1,406.7
Conversions into proved developed reserves	0	0	0
Revisions of previous estimates	167.4	39.9	174.0
Extensions and discoveries	0	0	0
Acquisition of reserves	0	0	0
Balance, December 31, 2022	1,129.0	622.1	1,232.7

(1)	Reserves for natural gas liquids are included as a component of natural gas reserves.

Changes in proved undeveloped reserves during the year ended December 31, 2022, were positive price revisions to previous estimates primarily due to the extended period of depressed pricing as a result of the COVID-19 pandemic and international disputes over production levels.

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2022, relating to the leasehold acreage associated with the Underlying Properties. Developed acreage consists of acreage spaced or assigned to productive wells and does not include undrilled acreage held by production under the terms of the lease. Undeveloped acreage is defined as acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)
Permian Clearfork	1,992	1,860	609	574	2,601	2,434
Permian Abo	1,767	1,437	480	230	2,247	1,667
Permian Shelf	10,494	7,198	8,430	7,529	18,924	14,727
Permian Platform	5,240	1,631	2,771	2,272	8,011	3,903
Total	19,493	12,126	12,290	10,605	31,783	22,731

(1)	A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.
(2)	A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Producing Wells Count

The table below summarizes the producing wells on the Underlying Properties as of December 31, 2022. Although many of these wells produce both oil and natural gas, a well is categorized as an oil well or a natural gas well based upon the ratio of oil to natural gas production. All wells in the table below are oil wells except for 5.0 gross (3.0 net) natural gas wells.

	Wells(1)
	Gross Wells(2)	Net Wells(3)
Permian Clearfork	64.0	59.0
Permian Abo	59.0	49.0
Permian Shelf	205.0	174.0
Permian Platform	179.0	49.0
Total	507.0	331.0

(1)	Boaz Energy's total gross wells associated with the Underlying Properties include 339 operated wells and 168 non-operated wells.
(2)	A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(3)	A net well is deemed to exist when the sum of the fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Drilling Results

The following is a summary of the number of development and exploratory wells drilled and completed on the Underlying Properties during the years indicated.

	Year Ended December 31,
	2022		2021		2020
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive	6.0	0.5	6.0	0.5	18.0	2.2
Dry holes	0	0	1	1	0	0
Exploratory Wells:
Productive	0	0	0	0	0	0
Dry holes	0	0	0	0	0	0
Total:
Productive	6.0	0.5	6.0	0.5	18.0	2.2
Dry holes	0	0	1	1	0	0

During 2022, there were 6 gross (0.5 net) producing wells and 0 injection wells drilled, and 0 producing wells converted into injection wells on the Underlying Properties. During 2021, there were 7 gross (1.5 net) producing wells and 0 injection wells drilled, and 0 producing wells converted into injection wells on the Underlying Properties. During 2020, there were 18 gross (2.2 net) producing wells and 0 injection wells drilled, and 3 producing wells converted into injection wells on the Underlying Properties.

On June 14, 2016, and December 14, 2017, Boaz Energy acquired certain oil and gas leasehold acreages located in the State of Texas and various other related rights, permits, contracts, equipment and other assets, known, respectively, as the Memorial Acquisition and the Crane Acquisition. Revenues and direct operating expenses of the assets acquired in the Memorial Acquisition that are subject to the Net Profits Interest are referred to as the "Memorial Underlying Properties". All of the assets acquired in the Crane County Acquisition are subject to the Net Profits Interest and are referred to as the “Crane County Underlying Properties”.

Oil and Natural Gas Production

The following table presents the oil and natural gas sales volumes, average sales prices and average costs per Boe for the Underlying Properties on a historical basis for the years ended December 31, 2022, 2021, and 2020. All production derived from the Underlying Properties is from the Permian Basin.

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020

Production volumes(1):
Oil (MBbls)	351.7	385.4	461.6
Natural Gas (MMcf)	409.9	501.7	572.5
Total (MBoe)	420.0	469.0	557.0
Average net daily production (Boe/d)	1,150.75	1,284.98	1,526.1
Average realized sales prices:
Oil ($/Bbl)	$93.15	$60.13	$40.56
Natural gas ($/Mcf)	$7.94	$4.31	$1.59
Average price per Boe	$85.74	$54.23	$35.24
Average expenses per Boe:
Lease operating expense	$15.28	$11.45	$9.14
Severance and ad valorem taxes	$5.16	$3.38	$3.87
Total operating expenses per Boe	$22.58	$15.58	$11.60
(1)	Production from the Kingdom Clearfork field during the years ended December 31, 2022, 2021 and 2020, was 67, 91, and 106 MBoe, respectively, consisting of 65, 91 and 105 MBbls of oil, respectively, and 10.7, 0.0, and 0.6 MMcf of natural gas, respectively. Production from the Kingdom Abo field during the years ended December 31, 2022, 2021 and 2020 was 50, 71, and 76 MBoe, respectively, consisting solely of oil. Such fields are the only fields that contain 15% or more of the total proved reserves attributable to the Underlying Properties as of December 31, 2022, 2021 and 2020.

Production costs for oil and natural gas attributable to the Underlying Properties for the years ended December 31, 2022, 2021, and 2020, were as follows:

	Year Ended
	2022	2021	2020
Costs
Severance Tax	$1,506,113	$1,033,282	$771,071
Ad Valorem Tax	662,107	550,000	1,387,883
Lease Operating Expense	6,417,318	5,368,937	5,094,138
Development costs	5,831,453	4,600,043	4,235,226
Direct Operating Expense	3,066,774	1,938,378	1,372,366
Other	3,289,482	1,764,395	2,911,439
Total costs	$20,773,247	$15,255,035	$15,772,122

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

Item 3.  Legal Proceedings

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation sought surface use damages and alleged violations of the terms of the leases, among other things. The court had set a two-day bench trial to commence May 18, 2022, but on May 10, 2022, the court granted motions for summary judgment effectively disposing of the plaintiff’s claims. At a status conference conducted on May 12, 2022, the plaintiff confirmed the court’s rulings disposed of all the plaintiff’s claims. The only remaining issue is whether the court will award attorneys’ fees to the prevailing parties. The court held a hearing regarding attorneys’ fees in June 2022. As of March 27, 2022, the court had not rendered a decision or entered final judgment on the matter.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

The Trust units are listed on the New York Stock Exchange (“NYSE”) under the symbol “PRT.” On March 27, 2023, there were 12,165,732 Trust units outstanding held by 11 unitholders of record, including 6,942,300 held by beneficial owners whose shares are held in street name by brokers and nominees.

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
36

•	price differentials;
•	production and development costs;
•	potential reductions or suspensions of production; and
•	the amount and timing of Trust administrative expenses.

Oil prices increased in 2021 and the first part of 2022 following an extended period of depressed pricing primarily due to the COVID-19 pandemic. It is unclear whether prices will level out or decline further in 2023. Low oil and gas prices on production from the Underlying Properties could cause (i) a reduction in the amount of net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders and (ii) a reduction in the amount of oil and natural gas that are economic to produce from the Underlying Properties.

2022 Recap and 2023 Outlook

In 2022, Boaz Energy participated in non-operated drilling and recompletion projects, waterflood conformance and reactivations in Terry, Coke, and Crane Counties. Boaz Energy completed reentry projects in the Permian Abo and Permian Platform areas, maintained waterflood operations where prudent, and did necessary repairs to bring wells back to production. Oil prices continued to strengthen during the first eight months of 2022, allowing Boaz Energy to continue to reactivate wells that were previously shut-in due to pandemic pricing conditions.

In 2023, Boaz Energy plans to drill new producing wells in the Permian Shelf area and stimulate existing wells to improve production and waterflood operations. In addition, Boaz Energy plans to continue reactivating inactive wells by either returning them to production or recompleting them to new formations to maximize oil and gas production in this high commodity price environment.

RESULTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
Net profits income	$13,160,845	$8,144,472	$3,183,622
Interest income	16,591	180	4,534
Total revenue	13,177,436	8,144,652	3,188,156
Expenditures – general and administrative	(873,480)	(773,591)	(877,952)
Cash reserves	(0)	(0)	(400,000)
Distributable income	$12,303,956	$7,371,061	$1,910,204
Distributable income per unit (12,165,732 Trust units)	$1.011357	$0.605881	$0.157014

Distributable Income

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the year ended December 31, 2022, were as follows:

Record Date	Payment Date	Distribution per Unit
January 31, 2022	February 14, 2022	$0.070575
February 28, 2022	March 14, 2022	0.066141
March 31, 2022	April 14, 2022	0.070988
April 29, 2022	May 13, 2022	0.062193
May 31, 2022	June 14, 2022	0.101081
June 30, 2022	July 15, 2022	0.100110
July 29, 2022	August 12, 2022	0.090702
August 31, 2022	September 15, 2022	0.092003
September 30, 2022	October 17, 2022	0.093069
October 31, 2022	November 15, 2022	0.093361
November 30, 2022	December 14, 2022	0.090418
December 30, 2022	January 17, 2023	0.080716
		$1.011357

Years Ended December 31, 2022, and 2021

The increase in net profits income was primarily due to increased oil and natural gas prices. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

Interest Income. Interest income increased for the year ended December 31, 2022, as compared to the prior year, primarily due to higher interest rates.

General and Administrative Expenditures. General and administrative expenditures increased for the year ended December 31, 2022, as compared to the prior year, primarily because of differences in the timing and payment of some expenses.

Cash Reserves. Pursuant to the Trust Agreement, the Trustee was authorized to begin retaining cash reserves for administrative expenses beginning in May 2019. In April 2020, the cash reserves retained reached $1,000,000 and no further cash reserves have been retained by the Trustee since April 2020. As of December 31, 2022, the Trustee continued to hold the previously retained $1,000,000 in cash reserves.

Years Ended December 31, 2021, and 2020

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

Computation of Income from the Net Profits Interest Received by the Trust

The table below outlines the computation of income from the Net Profits Interest received by the Trust for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Underlying Properties sales volumes(1):
Oil (Bbl)	351,710	385,359	461,558
Natural gas (Mcf)(2)	409,881	501,689	572,552
Average realized sales price:
Oil (per Bbl)	$93.15	$60.13	$40.56
Natural gas (per Mcf)	7.94	4.31	1.59

Calculation of net profits:
Gross profits:
Oil sales	$32,760,196	$23,172,855	$18,721,958
Natural gas sales	3,254,621	2,162,779	908,162
Other revenue	102,468	99,991	121,531
Divestitures (Qualified De Minimis Sales)	1,090,386	0	0
Total gross profits	37,207,671	25,435,625	19,751,651
Costs:
Direct operating expenses:	3,066,774	1,938,378	1,372,366
Lease operating expenses	6,417,318	5,368,937	5,094,138
Severance and ad valorem taxes(3)	2,168,220	1,583,282	2,158,954
Development expenses	5,831,453	4,600,043	4,235,226
Other expenses	1,441,786	1,496,699	2,618,264
Total costs	18,925,550	(14,987,339)	(15,478,948)
Net profits	18,282,121	10,448,286	4,272,703
Percentage allocable to Net Profits Interest	80%	80%	80%
Net profits income (before capital reserve)	14,625,697	8,358,629	3,418.162
Capital Reserve(5)	(1,478,157)	(214,157)	(222,157)
Interest paid to the Trust pursuant to a Compliance audit	$0	$0	$11,617
Interest income from savings account	13,305	0	0
Net profits interest audit fee	0	(0)	(24,000)
Net profits income received by the Trust	$13,160,845	$8,144,472	$3,183,622

———————

(1)	Annual sales volumes for 2022 reflect production volumes for November 2021 through October 2022. Annual sales volumes for 2021 reflect production volumes for November 2020 through October 2021. Annual sales volumes for 2020 reflect production volumes for November 2019 through October 2020.
(2)	Sales volumes for natural gas include NGLs.
(3)	In calculating the previously reported monthly distribution for May 2019, Boaz Energy included a one-time severance tax refund of $0.29 million on its Terry County Clearfork waterflood. Boaz Energy has advised that the Texas Comptroller of Public Accounts denied the claim for that severance tax refund, and that Plains Pipeline, the purchaser of the production subject to that severance tax, offset the amount of the refunded severance tax against the payments otherwise due to Boaz Energy for the purchase of oil and gas during the month of June 2019. Boaz Energy nevertheless processed cash flows for the month of June as though Plains Pipeline had made payment in full for June 2019 and calculated the Net Profits Interest accordingly, such that Boaz Energy bore the cost of that severance tax pending the outcome of an administrative hearing on the controversy. On February 10, 2020, the claim for the severance tax refund was approved. The reduction in severance tax attributable to the Terry County Clearfork waterflood will continue to be applicable.
(5)	Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development expenses. As of December 31, 2022, the balance of funds held back to cover certain future capital expenses was $1,478,157 net to the Trust.

Years Ended December 31, 2022, and 2021

Important factors used in calculating the Trust’s net profits income include the volumes of oil and gas produced from the Underlying Properties and the realized prices received for the sale of those minerals, including natural gas liquids, as well as direct operating and development expenses.

Sales Volumes

Oil. Oil sales volumes decreased for the year ended December 31, 2022, as compared to the prior year. This was primarily due to decreased demand and the natural decline in production.

Natural Gas. Natural gas sales volumes decreased for the year ended December 31, 2022, as compared to the prior year. This was primarily due to decreased demand and the natural decline in production.

Sales Prices

Oil. The average realized oil price per Bbl increased for the year ended December 31, 2022, as compared to the prior year. The average realized oil price per Bbl for the year ended December 31, 2022, is primarily related to production from November 2021 through October 2022, when the average NYMEX price was $93.39 per Bbl.

Natural Gas. The average realized natural gas price per Mcf increased for the year ended December 31, 2022, as compared to the prior year. The average realized natural gas price per Mcf for the year ended December 31, 2022, is primarily related to production from November 2021 through October 2022, when the average NYMEX price was $6.03 per Mcf.

Costs

Direct Operating Expenses. Direct operating expenses increased for the year ended December 31, 2022, as compared to the prior year primarily due to an increase in workovers to bring wells back into operations.

Lease Operating Expenses. Lease operating expenses increased for the year ended December 31, 2022, as compared to the prior year primarily due to increases in industry pricing for materials and services.

Severance and Ad Valorem Taxes. Severance and ad valorem taxes increased for the year ended December 31, 2022, as compared to the prior year primarily due to higher sales valuation due to increased industry prices for oil and natural gas.

Development Expenses Related to the Underlying Properties. Development expenses related to the Underlying Properties increased for the year ended December 31, 2022, as compared to the prior year primarily due to the potential for capital projects to have a greater economic benefit given higher oil and gas prices.

Other Expenses. Other expenses increased for the year ended December 31, 2022, as a result of an increase in the amount of funds reserved by Boaz Energy during 2022 to cover future capital expenses.

Capital Reserve and Operator Advance. Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development expenses. As of December 31, 2022, the balance of funds held back to cover certain future capital expenses was $1,478,157 net to the Trust.

Years Ended December 31, 2021, and 2020

Important factors used in calculating the Trust’s net profits income include the volumes of oil and gas produced from the Underlying Properties and the realized prices received for the sale of those minerals, including natural gas liquids, as well as direct operating and development expenses.

Sales Volumes

Oil. Oil sales volumes decreased for the year ended December 31, 2021, as compared to the prior year. This was primarily due to having to slowly bring on marginal wells after shut-ins during the early months of the COVID-19 pandemic.

Natural Gas. Natural gas sales volumes decreased for the year ended December 31, 2021, as compared to the prior year. This was primarily due to having to slowly bring on marginal wells after shut-ins during the early months of the COVID-19 pandemic.

Sales Prices

Oil. The average realized oil price per Bbl increased for the year ended December 31, 2021, as compared to the prior year. The average realized oil price per Bbl for the year ended December 31, 2021, is primarily related to production from November 2020 through October 2021, when the average NYMEX price was $62.73 per Bbl.

Natural Gas. The average realized natural gas price per Mcf increased for the year ended December 31, 2021, as compared to the prior year. The average realized natural gas price per Mcf for the year ended December 31, 2021, is primarily related to production from November 2020 through October 2021, when the average NYMEX price was $3.43 per Mcf.

Costs

Direct Operating Expenses. Direct operating expenses increased for the year ended December 31, 2021, as compared to the prior year primarily due to increased workovers to bring wells back into operations.

Lease Operating Expenses. Lease operating expenses increased for the year ended December 31, 2021, as compared to the prior year primarily due to increased cost of materials post-COVID-19 pandemic.

Severance and Ad Valorem Taxes. Severance and ad valorem taxes decreased for the year ended December 31, 2021, as compared to the prior year primarily due to lower ad valorem valuations based on lower prior year pricing.

Development Expenses Related to the Underlying Properties. Development expenses related to the Underlying Properties increased for the year ended December 31, 2021, as compared to the prior year primarily due to increases in oil and natural gas sales prices and increased drilling activity.

Other Expenses. Other expenses decreased for the year ended December 31, 2021, due to a decrease in operator holdback amounts for future capital expense as compared to 2020.

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

Pursuant to the Trust Agreement, the Trustee was authorized beginning May 2019 to retain cash from the distributions it receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust. Boaz Energy provided the Trust with a $1.0 million Letter of Credit that could be drawn by the Trust to pay its administrative expenses. The Trustee is permitted to retain cash from distributions in such amount as the Trustee determines but not less than $25,000 per month or more than $100,000 per month until the reserve described in clause (i) equals or exceeds $1.0 million, at which time, the Trustee is required to release the Letter of Credit. The Letter of Credit expired May 2, 2020, as the Trustee had retained a total of $1,000,000 in cash reserves. As of December 31, 2022, the Trustee continued to hold the previously retained $1,000,000 in cash reserves.

On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. As of March 31, 2022, Boaz Energy owned 5,878,332 Trust units of the 12,165,732 Trust units issued and outstanding. The Trust filed a Registration Statement on Form S-3 on April 28, 2022 (the “Registration Statement”) seeking the registration of 5,801,675 Trust units held by Boaz Energy. The SEC confirmed the effectiveness of the Registration Statement on May 9, 2022. The Trust has not and will not receive any of the proceeds received from the sale of the Trust units. The selling unitholder will bear all costs and expenses incidental to the preparation and filing of the Registration Statement, excluding certain internal expenses of the Trust, which will be borne by the Trust, and any underwriting discounts and commissions, which will be borne by the selling unitholder as the seller of the Trust units. As of March 27, 2023, Boaz Energy owned 5,202,732 Trust units of the 12,165,732 units issued and outstanding.

Boaz Energy Capital Expenditure Budget

Boaz Energy’s estimated capital budget for 2023 for the Underlying Properties is $5.2 million, of which approximately $1.3 million has been expended as of March 28, 2023.  Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock Counties non-operated drilling and waterflood conformance work in Crane, Terry, Schleicher and Stonewall Counties, as well as drilling 2 new operated wells in Crane & Coke Counties sometime in 2023.  The majority of capital spent in 2023 to date has been on a well deepening in the Abo Area.  The $5.2 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, including the ongoing impact of the COVID-19 pandemic on such prices, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

Boaz Energy’s capital expenditure by the end of 2022 was $5.8 million.

Off-Balance Sheet Arrangements

As of December 31, 2022, the Trust had no off-balance sheet arrangements.

New Accounting Pronouncements

As the Trust’s financial statements are prepared on the modified cash basis, most accounting pronouncements are not applicable to the Trust’s financial statements. No new accounting pronouncements have been adopted or issued that would impact the financial statements of the Trust.

Critical Accounting Policies and Estimates

The Trust uses the modified cash basis of accounting to report Trust receipts of the Net Profits Interest and payments of expenses incurred. The Net Profits Interest represents the right to receive revenues (oil and natural gas sales), less direct operating expenses (lease operating expenses and severance and ad valorem taxes) and development expenses of the Underlying Properties, multiplied by 80%. Cash distributions of the Trust are made based on the amount of cash received by the Trust pursuant to terms of the Conveyance creating the Net Profits Interest.

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

Item 8.  Financial and Supplementary Data

Financial Statements. The following documents are filed as part of the Trust’s financial statements for the year ended December 31, 2021:

Report of Independent Registered Public Accounting Firm

Unitholders of PermRock Royalty Trust

and Argent Trust, Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities, and trust corpus of PermRock Royalty Trust (the Trust) as of December 31, 2022 and 2021, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2022 and 2021, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2022, in conformity with the modified cash basis of accounting, as described in Note 2 to the financial statements.

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

March 31, 2023

Weaver and Tidwell, L.L.P.
1601 South MoPac Expressway, Suite D250 | Austin, Texas 78746

Main: 512.609.1900

CPAs AND ADVISORS | WEAVER.COM

Statement of Assets, Liabilities, and Trust Corpus

	December 31
	2022	2021
ASSETS
Cash and Short-Term Investments	$1,981,938	$1,849,906
Receivable	—	—
Net Profits Interests	80,041,113	83,821,848
TOTAL	$82,023,051	$85,671,754

	December 31
	2022	2021
LIABILITIES & TRUST CORPUS
Distribution Payable to Unitholders	$981,938	$849,906
Cash Reserves	1,000,000	1,000,000
Trust Corpus – 12,165,732 Trust Units Issued and Outstanding	80,041,113	83,821,848
TOTAL	$82,023,051	$85,671,754

These Financial Statements should be read in conjunction with the accompanying Notes to Financial Statements included herein.

Statements of Distributable Income

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Net Profits Income	$13,160,845	$8,144,472	$3,183,622
Interest Income	16,591	180	4,534
Total Revenue	13,177,436	8,144,652	3,188,156
Expenditures – General and Administrative	(873,480)	(773,591)	(877,952)
Cash Reserves	(0)	(0)	(400,000)
Distributable Income	$12,303,956	$7,371,061	$1,910,204
Distributable Income per Unit – 12,165,732 Trust Units Issued and Outstanding	$1.011357	$0.605881	$0.157014

These Financial Statements should be read in conjunction with the accompanying Notes to Financial Statements included herein.

Statements of Changes in Trust Corpus

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Trust Corpus, Beginning of Period	$83,821,848	$87,916,359	$89,043,803
Amortization of Net Profits Interest	(3,780,735)	(4,094,511)	(1,127,444)
Distributable Income	12,303,956	7,371,061	1,910,204
Distributions Declared	(12,303,956)	(7,371,061)	(1,910,204)
Trust Corpus, End of Period	$80,041,113	$83,821,848	$87,916,359

These Financial Statements should be read in conjunction with the accompanying Notes to Financial Statements included herein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization of Trust

PermRock Royalty Trust (the “Trust”) is a Delaware statutory trust formed on November 22, 2017 under the Delaware Statutory Trust Act pursuant to a trust agreement dated November 22, 2017, as amended and restated on May 4, 2018, by and among Boaz Energy II, LLC (“Boaz Energy”), as trustor, Simmons Bank, as Trustee (as hereinafter defined), and Wilmington Trust, National Association, as Delaware Trustee (the “Delaware Trustee”) (such amended and restated trust agreement, as amended to date, the “Trust Agreement”).

In accordance with the successor trustee provisions of the Trust Agreement, Argent Trust Company, as successor trustee of the Trust, is subject to all terms and conditions of the Trust Agreement. The defined term “Trustee” as used herein shall refer to Simmons Bank (which maintains its offices at 2200 West 7th Street, Suite 210, P.O. Box 470727, Fort Worth, Texas 76147) for periods prior to December 30, 2022, and shall refer to Argent Trust Company (which maintains its offices at 2911 Turtle Creek Blvd, Suite 850, Dallas, Texas 75219-6291) for periods on and after December 30, 2022.

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

In May 2018, Boaz Energy completed an initial public offering of 6,250,000 of the 12,165,732 total Trust units outstanding, retaining ownership of 5,915,732 Trust units. As of March 27, 2023, Boaz Energy owned 5,202,732 Trust units of the 12,165,732 Trust units issued and outstanding.

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

e.       Contingencies.

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be expected to result in reductions to cash receipts to the Trust in respect of the Net Profits Interest with corresponding reductions to cash distributions to Trust unitholders. Please see the discussion of litigation in Note 10.

3.       Income Taxes

Tax counsel advised the Trust at the time of formation that for U.S. federal income tax purposes, the Trust is treated as a grantor trust and is not subject to federal income tax at the trust level. Trust unitholders are treated for such purposes as owning a direct interest in the assets of the Trust, and each Trust unitholder is taxed directly on its pro rata share of the income and any gain, if sold, attributable to the assets of the Trust and is entitled to claim its pro rata share of deductions and expenses attributable to the assets of the Trust. Each Trust unitholder should consult his or her own tax advisor regarding income tax requirements, if any, applicable to such unitholder’s ownership of Trust units.

4.       Cash Reserves

Pursuant to the Trust Agreement, beginning in May 2019, the Trustee was authorized to begin retaining cash from the distributions the Trust receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust. Boaz Energy provided the Trust with a $1.0 million letter of credit (the “Letter of Credit”) that could be drawn by the Trust to pay administrative expenses of the Trust. The Trustee is permitted to retain cash from distributions in such amount as the Trustee determines but not less than $25,000 per month or more than $100,000 per month until the reserve described in clause (i) equals or exceeds $1.0 million, at which time, the Trustee is required to release the Letter of Credit. The Letter of Credit expired May 2, 2020, as the Trustee had retained a total of $1,000,000 in cash reserves. As of December 31, 2022, the Trustee continued to hold the previously retained $1,000,000 in cash reserves.

Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development expenses. As of December 31, 2022, the balance of funds held back to cover certain future capital expenses was $1,478,157 net to the Trust.

5.       Distributions to Unitholders

The Trust makes monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and any cash reserves, to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Based on 12,165,732 Trust units outstanding at each date listed below, the monthly per unit distributions during the year ended December 31, 2022, were as follows:

Record Date	Payment Date	Distribution per Unit
January 31, 2022	February 14, 2022	$0.070575
February 28, 2022	March 14, 2022	0.066141
March 31, 2022	April 14, 2022	0.070988
April 29, 2022	May 13, 2022	0.062193
May 31, 2022	June 14, 2022	0.101081
June 30, 2022	July 15, 2022	0.100110
July 29, 2022	August 12, 2022	0.090702
August 31, 2022	September 15, 2022	0.092003
September 30, 2022	October 17, 2022	0.093069
October 31, 2022	November 15, 2022	0.093361
November 30, 2022	December 14, 2022	0.090418
December 30, 2022	January 17, 2023	0.080716
		$1.011357

6.       Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee and Delaware Trustee. The Delaware Trustee’s annual fee is $4,000. In 2022, the Trustee received $202,374 for the period from January through December 2022. For 2023, the Trustee’s annual administrative fee will be approximately $200,357. The Trustee’s annual administrative fee increased at a rate of 3% per year for the first three years of the Trust’s existence, increased at a rate of 2% in 2021 and 2022, and increased at a rate of 1% in 2023. The Trustee’s annual administrative fee will continue to increase at a rate of 1% each year until the 20th anniversary of the Trust’s formation and then will remain flat thereafter. These costs of the Trust, which are included in administration expenses, are deducted by the Trust before distributions are made to Trust unitholders.

Agreements with Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. The Trust filed a Registration Statement on Form S-3 on April 28, 2022 (the “Registration Statement”) seeking the registration of 5,801,675 Trust units held by Boaz Energy. The SEC confirmed the effectiveness of the Registration Statement on May 9, 2022. The Trust has not and will not receive any of the proceeds received from the sale of the Trust units. The selling unitholder will bear all costs and expenses incidental to the preparation and filing of the Registration Statement, excluding certain internal expenses of the Trust, which will be borne by the Trust, and any underwriting discounts and commissions, which will be borne by the selling unitholder as the seller of the Trust units. As of March 27, 2023, Boaz Energy owned 5,202,732 Trust units of the 12,165,732 units issued and outstanding.

7.        Certain Contracts

The Trust is not a party to any purchase, gathering, or processing contracts. Boaz Energy and other outside operators are parties to oil and natural gas sales contracts. For the year ended December 31, 2022, Boaz Energy reported that Phillips 66, Plains All American Pipeline, Blackbeard Operating LLC, and Energy Transfer Partners accounted for 27.65%, 20.48%, 15.12%, and 12.12% respectively, of its total oil and natural gas revenues, and that no other purchaser accounted for 10% or more of the total revenue of the Underlying Properties. Boaz Energy does not believe that the loss of any of these parties as a purchaser of crude oil or natural gas production from the Underlying Properties would have a material impact on the business or operations of Boaz Energy or the Underlying Properties because of the large number of marketing firms and competitive nature of oil and gas purchasers in the Permian Basin. Oil and natural gas are currently sold to these four customers under short-term contracts at market prices.

8.       Significant Customers

Information as to significant purchasers of oil and gas production attributable to the Trust’s economic interests is included in Note 7, above.

9.       Development Costs

Boaz Energy’s original 2022 capital expenditure estimate was $7.0 million. That budget was revised by the end of 2022 to $5.8 million as a result of a decrease in projects being implemented by outside operators. Boaz Energy’s capital projects in 2022 included waterflood projects and workovers principally in the Permian Abo and Permian Platform areas, participation in non-operated drilling and recompletion projects, and waterflood conformance and reactivations in Terry, Coke, and Crane Counties, the cost of which were included in the estimated budget.

Boaz Energy’s estimated capital budget for 2023 for the Underlying Properties is $5.2 million, of which approximately $1.3 million has been expended as of March 28, 2023.  Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock Counties non-operated drilling and waterflood conformance work in Crane, Terry, Schleicher and Stonewall Counties, as well as drilling two new operated wells in Crane and Coke Counties sometime in 2023.  The majority of capital spent in 2023 to date has been on a well deepening in the Abo Area.  The $5.2 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, including the ongoing impact of the COVID-19 pandemic on such prices, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

10.       Settlements and Litigation

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation sought surface use damages and alleged violations of the terms of the leases, among other things. The court had set a two-day bench trial to commence May 18, 2022, but on May 10, 2022, the court granted motions for summary judgment effectively disposing of the plaintiff’s claims. At a status conference conducted on May 12, 2022, the plaintiff confirmed the court’s rulings disposed of all the plaintiff’s claims. The only remaining issue is whether the court will award attorneys’ fees to the prevailing parties. The court held a hearing regarding attorneys’ fees in June 2022. As of March 27, 2023, the court had not rendered a decision or entered final judgment on the matter.

11.       Supplemental Oil and Gas Reserve Information (Unaudited)

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

The following table presents a reconciliation of proved reserve quantities attributable to the Trust as of the dates indicated below:

	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Balance, Proved Reserves as of December 31, 2020	2,753	2,252	3,128
Revisions of previous estimates	324.4	450.4	399.4
Extensions, discoveries and other additions	21	45	29
Production	(143)	(178)	(172)
Balance, Proved Reserves as of December 31, 2021	2,956	2,569	3,384
Revisions of previous estimates	162	327	217
Extensions, discoveries and other additions	2	3	2
Production	(153)	(159)	(179)
Balance, Proved Reserves as of December 31, 2022	2,967	2,740	3,424
Proved developed reserves:
December 31, 2020	1,596.8	1,640.7	1,870.2
December 31, 2021	1,659	1,907	1,977
December 31, 2022	1,838	2,118	2,191
Proved undeveloped reserves:
December 31, 2020	1,155.9	611.3	1,257.7
December 31, 2021	1,296	662	1,407
December 31, 2022	1,129	622	1,233

Extensions and discoveries.

During the year ended December 31, 2022, 6 gross wells (0.5 net) were drilled in the Permian Platform area.  Extensions and discoveries included 2.4 MBoe of proved developed and undeveloped reserves that were a result of 2022 drilling activity.

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

Revisions of previous estimates.

During the year ended December 31, 2022, revisions of previous estimates increased oil reserves by 6%, primarily due to an increase in the average oil price used to estimate future net reserves. The annual average WTI Cushing spot oil price of $93.67 per Bbl used to determine reserves as of December 31, 2022, was 29% higher than the $66.56 per Bbl used to determine reserves as of December 31, 2021.

During the year ended December 31, 2021, revisions of previous estimates increased oil reserves by 25%, primarily due to an increase in the average oil price used to estimate future net reserves. The annual average WTI Cushing spot oil price of $66.56 per Bbl used to determine reserves as of December 31, 2021, was 67% higher than the $39.57 per Bbl used to determine reserves as of December 31, 2020.

During the year ended December 31, 2020, revisions of previous estimates decreased oil reserves by 39%, primarily due to a decrease in the average oil price used to estimate future net reserves. The annual average WTI Cushing spot oil price of $39.57 per Bbl used to determine reserves as of December 31, 2020, was 29% lower than the $55.69 per Bbl used to determine reserves as of December 31, 2019.

Production. During the year ended December 31, 2022, production decreased oil reserves by 179 MBoe.

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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust was as follows as of the dates indicated (in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Future costs	$0	$0	$0
Future net cash flows	292,000	203,158	106,885
Discount of future net cash flows at 10%	(146,982)	(97,545)	(53,019)
Standardized measure of discounted future net cash flows	$145,018	$105,613	$53,866

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

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the periods indicated (in thousands):

	Total
	2022	2021	2020
Balance at the beginning of the period(1)	$105,613	$53,866	$114,552
Net change in prices and production costs	45,420	42,128	(16,236)
Net change in future development costs	0	0	0
Sales of oil and natural gas, net of production costs	(15,779)	(9,556)	(5,513)
Extensions and discoveries	165	1,160	599
Purchase of reserves	0	0	0
Divestiture of reserves	0	0	0
Revisions of previous quantity estimates	11,597	13,301	(44,270)
Previously estimated development costs incurred	0	0	0
Net change in income taxes	0	0	0
Accretion of discount	10,561	5,387	10,142
Changes in timing and other	(12,559)	(673)	(5,409)
Balance at the end of the period(1)	$145,018	$105,613	$53,865

(1)	Balance is as of December 31 of the previous year.

For 2022, $6.358 per MMBtu of natural gas and $93.67 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of Henry Hub natural gas and WTI oil.

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

12.       Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the year ended December 31, 2022:

2022	Net Profits Income	Distributable Income	Distributable Income Per Unit
First Quarter	$2,787,336	$2,526,890	$0.207704
Second Quarter	3,497,371	3,204,281	0.263384
Third Quarter	3,530,590	3,355,009	0.275774
Fourth Quarter	3,345,548	3,217,776	0.264495
Total	$13,160,845	$12,303,956	$1.01157

14.       Subsequent Events

Distributions

On January 20, 2023, the Trust declared a cash distribution of $0.070629 per Trust unit to unitholders of record as of January 31, 2023. The distribution was paid on February 14, 2023.

On February 17, 2023, the Trust declared a cash distribution of $0.060217 per Trust unit to unitholders of record as of February 28, 2023. The distribution was paid on March 14, 2023.

On March 21, 2023, the Trust declared a cash distribution of $0.050260 per Trust unit to unitholders of record as of March 31, 2023. The distribution will be paid on or about April 14, 2023.

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

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Boaz Energy.

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

Code of Ethics

Because the Trust has no employees, it does not have its own code of ethics. Employees of the Trustee, Argent Trust Company, must comply Argent Trust Company’s standards of conduct, a copy of which will be provided to unitholders without charge, upon request made to Argent Trust Company, Trustee, 2911 Turtle Creek Blvd, Suite 850, Dallas, Texas 75219-6291, Attention: Ron Hooper.

Item 11.  Executive Compensation

The Trust does not have any executive officers, directors or employees. The Trust does not have a board of directors, and it does not have a compensation committee. Pursuant to the Trust Agreement, the Trust pays an annual administrative fee to the Trustee of $180,000 per year subject to escalation, as described in Note 6. Administrative fees paid to the Trustee in 2022 were $202,374.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a)       Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(b)       Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of the Trust units as of March 27, 2023, by each person who, to the Trustee’s knowledge, beneficially owns more than 5% of the outstanding Trust units.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Boaz Energy II, LLC, Marshall Eves, and Karan Eves 3300 N. A Street, Bldg. 7 Midland, Texas 79705	Trust units	5,202,732	42.7%

Pursuant to the Schedule 13D (Amendment No. 6) dated February 22, 2023, as filed with the SEC on February 22, 2023, Boaz Energy reported that it was the sole record and beneficial owner of 5,261,932 Trust units, representing 43.3% of the outstanding Trust units, and had sole voting and dispositive power over those Trust units. Each of Marshall Eves and Karan Eves reported that each of them directly own 4,400 Trust units and that, by virtue of them being married to each other, each of them may be deemed to indirectly beneficially own the Trust units directly held by the other. In addition, each of Marshall Eves and Karan Eves reported that each of them own 38.9% of the limited liability company interests in Boaz Energy. Marshall Eves is the President and Chief Executive Officer of Boaz Energy, and Karan Eves is the Chief Operating Officer of Boaz Energy. Each of Marshall Eves and Karan Eves may be deemed to indirectly beneficially own the Trust units held by Boaz Energy, representing 42.7% of the outstanding trust Units as of March 27, 2023, and may also be deemed to share voting and dispositive power over those Trust units.

(c)       Security Ownership of Trustee.

As of March 28, 2023, Argent Trust Company has no beneficial ownership of or power to vote any of the outstanding Trust units.

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

Item 13.  Certain Relationships and Related Transactions and Director Independence

Trustee Administrative Fee. In 2019, the Trust paid the Trustee $183,600 in administrative fees for May through December 2019. In 2020, the Trust paid the Trustee $188,508 in administrative fees. In 2021, the Trust paid the Trustee $193,863 in administrative fees. In 2022, the Trust paid the Trustee $202,374 in administrative fees. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $180,000 to the Trustee, subject to annual escalation as described in Note 6, and $4,000 to the Delaware Trustee.

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

The following table presents fees for professional audit services rendered by Weaver and Tidwell, L.L.P. for the audit of the Trust’s financial statements for 2022, 2021, and 2020 and fees billed for other services rendered by Weaver and Tidwell, L.L.P.

	2022	2021	2020
Audit fees(1)	$80,000	$75,000	$75,000
Audit-related fees	0	0	0
Tax fees	0	0	0
All other fees	0	0	0
Total fees	$80,000	$75,000	$75,000

———————

(1)	Fees for audit services in 2022, 2021, and 2020 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

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

(3)       Exhibits

The exhibits below are filed or furnished herewith or incorporated herein by reference.

Exhibit No.	Description of Exhibit
3.1*	Certificate of Trust of PermRock Royalty Trust (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1, filed on April 6, 2018 (Registration No. 333-224191)).
3.2*	Trust Agreement of PermRock Royalty Trust (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1, filed on April 6, 2018 (Registration No. 333-224191)).
3.3*	Amended and Restated Trust Agreement of PermRock Royalty Trust, dated May 4, 2018, among Boaz Energy II, LLC, Wilmington Trust, National Association, as Delaware Trustee of PermRock Royalty Trust, and Simmons Bank, as Trustee of PermRock Royalty Trust (incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K, filed on May 8, 2018 (File No. 001-38472)).
3.4*	Amendment No. 1 to the Amended and Restated Trust Agreement of PermRock Royalty Trust, dated May 4, 2022 (incorporated by reference to Exhibit 4.1 to Current Report on form 8-K (SEC File No 001-38472) filed on May 6, 2022).
4.1*	Description of Trust Units (incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 30, 2020 (File No. 001-38472)).
10.1*	Conveyance of Net Profits Interest, dated effective as of January 1, 2018, by and between Boaz Energy II, LLC and Boaz Energy II Royalty, LLC (incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on May 8, 2018 (File No. 001-38472)).
10.2*	Registration Rights Agreement, dated as of May 4, 2018, by and between Boaz Energy II, LLC and PermRock Royalty Trust (incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K, filed on May 8, 2018 (File No. 001-38472)).
23.1	Consent of Cawley, Gillespie & Associates, Inc.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Report of Cawley, Gillespie & Associates, Inc.

———————

*	Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.

Item 16. Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERMROCK ROYALTY TRUST

By: Argent Trust Company, as Trustee

By:	/s/ Ron E. Hooper
Ron E. Hooper
SVP Royalty Trust Management
Date: March 31, 2023

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

