Form 10-Q
period 2023-03-31
PermRock Royalty Trust
filed 2023-05-15
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2023, 12,165,732 trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

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

The condensed financial statements included herein are presented without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, and Argent Trust Company, as Trustee (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed interim financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s 2022 Annual Report on Form 10-K (“2022 Annual Report”). In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and Trust corpus of PermRock Royalty Trust at March 31, 2023, and December 31, 2022, and the distributable income and changes in Trust corpus for the three-month periods ended March 31, 2023, and March 31, 2022, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Cash and short-term investments	$1,611,413	$1,981,938
Net Profits Interest(1)	79,246,703	80,041,113
TOTAL ASSETS	$80,858,116	$82,023,051
LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$611,413	$981,938
Cash reserves(2)	1,000,000	1,000,000
Trust corpus	79,246,703	80,041,113
TOTAL LIABILITIES AND TRUST CORPUS	$80,858,116	$82,023,051

(1)	See Note 2 to condensed financial statements for further discussion of the Net Profits Interest.

(2)	The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Net profits income	$2,366,677	$2,787,336
Interest income	13,727	37
Total revenue	$2,380,404	$2,787,373
Expenditures – general and administrative	(177,118)	(260,483)
Interest received but not distributed	(0)	(0)
Cash reserves (1)	(0)	(0)
Distributable income	$2,203,286	$2,526,890
Distributable income per unit (2)	$0.181106	$0.207704

(1)	The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.

(2)	Based on 12,165,732 Trust units issued and outstanding as of May 15, 2023.

 The accompanying notes to condensed financial statements are an integral part of these financial statements.

4

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Trust corpus, beginning of period	$80,041,113	$83,821,848
Amortization of Net Profits Interest	(794,410)	(967,259)
Distributable income	$2,203,286	$2,526,890
Distributions declared	(2,203,286)	(2,526,890)
Trust corpus, end of period	$79,246,703	$82,854,589

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

In May 2018, Boaz Energy completed an initial public offering of 6,250,000 of the 12,165,732 total Trust units outstanding, retaining ownership of 5,915,732 Trust units. As of March 31, 2023, Boaz Energy owned 5,194,632 Trust units of the 12,165,732 Trust units issued and outstanding.

2.	Trust Significant Accounting Policies
a.	Basis of Accounting

The Trust uses the modified cash basis of accounting to report Trust receipts of the Net Profits Interest and payments of expenses incurred. The Net Profits Interest represents the right to receive revenues (primarily oil and natural gas sales), less direct operating expenses, overhead expenses, lease operating expenses, severance and ad valorem taxes and development expenses of the Underlying Properties, multiplied by 80%, less any payments made or plus any payments received in connection with the settlement of certain hedge contracts. Cash distributions of the Trust are made based on the amount of cash received by the Trust pursuant to terms of the Conveyance creating the Net Profits Interest.

The financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust’s assets, liabilities, Trust corpus, earnings and distributions as follows:

•	Income from the Net Profits Interest is recorded when distributions are received by the Trust;
•	Distributions to Trust unitholders are recorded when declared by the Trust;
•	Trust general and administrative expenses (which includes the Trustee’s fees as well as accounting, printing, engineering, legal, tax advisory and other professional fees) are recorded when paid; cash reserves for Trust expenses may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under United States generally accepted accounting principles (“GAAP”);
•	Amortization of the investment in the Net Profits Interest is calculated on a unit-of-production basis and is charged directly to Trust corpus, and such amortization does not affect distributions from the Trust; and
•	The Trust’s investment in the Net Profits Interest is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost basis. In general, neither the Trustee nor Boaz Energy view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicate the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the Net Profits Interest to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the Net Profits Interest are less than the Net Profits Interest carrying value, the Trust would recognize an impairment loss for the difference between the Net Profits Interest carrying value and the estimated fair value of the Net Profits Interest. The determination as to whether the Net Profits Interest is impaired is based on the best information available to the Trustee at the time of the evaluation, including information provided by Boaz Energy such as estimates of future production and development and operating expenses. Any impairment would be charged directly to the Trust corpus.

The financial statements of the Trust are prepared on a modified cash basis of accounting, which is considered to be the most meaningful basis of preparation for a royalty trust because monthly distributions to the Trust unitholders are based on net cash receipts. Although this basis of accounting is permitted for royalty trusts by the SEC, the financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the month of production, expenses are not recognized when incurred, cash reserves may be established for certain contingencies, and overpayments received do not need to be paid back and are instead taken from future payments that would not be recorded in GAAP financial statements. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

b.	Interim Financial Statements.

The accompanying unaudited financial statements have been prepared by the Trust in accordance with the accounting policies stated in the audited financial statements and notes of the Trust thereto included in the Trust’s 2022 Annual Report and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements.

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

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee began retaining cash from the distributions the Trust receives to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. The Trustee is authorized to retain cash reserves (i) in an amount not to exceed $1.0 million at any one time and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 per month or more than $100,000 per month. Cash reserves held by the Trustee for administrative expenses totaled $1,000,000 as of March 31, 2023, and December 31, 2022.

Boaz Energy is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and development or operating expenses. As of December 31, 2022, the balance of funds held back to cover certain future capital expenses was $1,478,157 net to the Trust. As of March 31, 2023, the balance of funds held back to cover future capital expenses was $666,157 net to the Trust.

5.	Distributions to Unitholders

The Trust makes monthly cash distributions of the net amount, if any, of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and cash reserves to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended March 31, 2023, were as follows:

Record Date	Payment Date	Distribution per Unit
January 31, 2023	February 14, 2023	$0.070629
February 28, 2023	March 14, 2023	0.060217
March 31, 2023	April 14, 2023	0.050260

		$0.181106

6.	Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee and the Delaware Trustee. The Delaware Trustee’s annual fee is $4,000. For 2023, the Trustee’s annual administrative fee is approximately $200,357, which is divided into twelve equal monthly payments throughout the year. The Trustee’s annual administrative fee increased at a rate of 3% per year for the first three years of the Trust’s existence, increased at a rate of 2% in 2021 and 2022, and increased at a rate of 1% in 2023. The Trustee’s annual administrative fee will continue to increase at a rate of 1% per year until the 20th anniversary of the Trust’s formation and then remain flat thereafter. These costs of the Trust, which are included in administration expenses, are deducted by the Trust before distributions are made to Trust unitholders.

Agreements with Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. As of March 31, 2022, Boaz Energy owned 5,878,332 Trust units of the 12,165,732 Trust units issued and outstanding. The Trust filed a Registration Statement on Form S-3 on April 28, 2022 (the “Registration Statement”) seeking the registration of 5,801,675 Trust units held by Boaz Energy. The SEC confirmed the effectiveness of the Registration Statement on May 9, 2022. The Trust has not and will not receive any of the proceeds received from the sale of the Trust units. The selling unitholder will bear all costs and expenses incidental to the preparation and filing of the Registration Statement, excluding certain internal expenses of the Trust, which will be borne by the Trust, and any underwriting discounts and commissions, which will be borne by the selling unitholder as the seller of the Trust units. As of March 31, 2023, Boaz Energy owned 5,194,632 Trust units of the 12,165,732 Trust units issued and outstanding.

7.	Development Costs

Boaz Energy has advised the Trustee that the estimate for Boaz Energy’s 2023 capital budget for the Underlying Properties is $5.2 million, of which approximately $1.3 million had been expended as of March 31, 2023.  Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock Counties non-operated drilling and waterflood conformance work in Crane, Terry, Schleicher and Stonewall Counties, as well as drilling two new operated wells in Crane and Coke Counties sometime in 2023.  The majority of capital spent in 2023 to date has been on a well deepening in the Abo Area. The $5.2 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

8.	Settlements and Litigation

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation sought surface use damages and alleged violations of the terms of the leases, among other things. The court had set a two-day bench trial to commence May 18, 2022, but on May 10, 2022, the court granted motions for summary judgment effectively disposing of the plaintiff’s claims. At a status conference conducted on May 12, 2022, the plaintiff confirmed the court’s rulings disposed of all the plaintiff’s claims. The court held a hearing regarding attorneys’ fees in June 2022. On May 12, 2023 the court entered its Final Judgment, incorporating its prior order granting the defendants’ motion for summary judgment and granting their motion for attorneys’ fees.

9.	Subsequent Events

On April 18, 2023, the Trust declared a cash distribution of $0.030888 per Trust unit based upon production during the month of February 2023 to record holders as of April 28, 2023. The distribution was paid on May 12, 2023. The following table shows underlying oil and natural gas sales and average prices during the production month of February 2023 and attributable to the distribution declared on April 18, 2023:

	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
February	25,096	33,908	$73.41	$4.23

ITEM 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the Trust’s unaudited condensed financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the Trust’s audited financial statements and the accompanying notes included in the Trust’s 2022 Annual Report.

Cautionary Statement Regarding Forward Looking Statements

Certain information included in this Quarterly Report contains, and other materials filed or to be filed by the Trust with the SEC (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements, including without limitation statements under this “Trustee’s Discussion and Analysis of Financial Conditions and Results of Operations” and all statements regarding Boaz Energy and Argent Trust Company’s (as Trustee of the Trust) expectations, beliefs and plans regarding the following: (i) Boaz Energy’s capital projects, timing and estimated costs, and the resulting impact of those activities on the computation of the Net Profits Interest; (ii) outside operators’ capital projects and the resulting impact of those activities on the Net Profits Interest; (iii) implementation or continued use of waterflood projects and workovers and the location of waterflood projects and workovers; (iv) Boaz Energy’s estimated capital expenditures; (v) the timing of capital expenditures and capital reserve amounts; (vi) the expected timing of litigation proceedings; (vii) the impact of current litigation matters on the Trust; (viii) Boaz Energy’s staffing levels or future reductions in staffing on the Underlying Properties; (ix) shut in of wells on the Underlying Properties; (x) the effects of COVID-19 and disputes over production levels; and (xi) distributions to Trust unitholders. Such statements are based on certain assumptions of the Trustee, and certain assumptions of information provided to the Trust by Boaz Energy, the owner of the Underlying Properties; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Boaz Energy; and involve risks and uncertainties. Certain factors could affect the future results of the energy industry in general, and Boaz Energy and the Trust in particular, and could cause actual results to differ materially from those projected in such forward-looking statements. Those factors include, without limitation, the following:

•	the effect of changes in commodity prices or alternative fuel prices;
•	the impact of the COVID-19 pandemic and measures implemented in response thereto;
•	the effects armed conflict between Russia and Ukraine may have on global oil and gas markets;
•	political and economic conditions in or affecting other oil and natural gas producing regions or countries;
•	uncertainties in estimating production and oil and natural gas reserves of the Underlying Properties;
•	risks associated with the drilling and operation of oil and natural gas wells;
•	the cost of developing the Underlying Properties;
•	the ability to maintain anticipated production levels;
•	the amount of future direct operating expenses, development expenses and other capital expenditures;
•	availability and terms of capital to fund capital expenditures;
•	risks associated with Boaz Energy and its ability to transfer operation of the Underlying Properties to third parties without the approval of Trust unitholders;
•	the performance of such third parties contracted by Boaz Energy and their ability or willingness to provide sufficient facilities and services to Boaz Energy on commercially reasonable terms;
•	the effect of existing and future laws and regulatory actions;
•	the actions of the Organizations of Petroleum Exporting Countries (“OPEC”);
•	conditions in the capital markets;
•	competition from others in the energy industry;
•	uncertainty in whether development projects will be pursued;
•	severe or unseasonable weather that may adversely affect production;
•	adequacy of Boaz Energy’s insurance coverage;
•	costs to comply with current and future governmental regulation of the oil and natural gas industry, including environmental, health and safety laws and regulations, and regulations with respect to hydraulic fracturing and the disposal of produced water;
•	the effect of existing and future laws and regulatory actions, including real estate, bankruptcy and tax legislation and the ability to accurately interpret the impact of such laws;
•	general economic conditions affecting the Permian Basin;
•	risks associated with title deficiencies that may arise with respect to the Underlying Properties and Boaz Energy’s ability to cure any such defects;
•	actions by Boaz Energy, including such that result in conflicts of interest, that adversely affect the Trust;
•	the ability to successfully estimate the impact of litigation matters, and certain accounting and tax matters;
•	the cost of inflation; and
•	the risk factors discussed in Item 1A of Part II of this Quarterly Report and in Part I of the Trust’s 2022 Annual Report.

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

Properties. The Underlying Properties consist of four operating areas in the Permian Basin in Texas, aggregating 31,783 gross (22,731 net) acres. The Permian Clearfork area consists of 2,434 net acres on the Central Basin Platform of the Permian Basin in Hockley and Terry Counties, Texas. The Permian Abo area consists of 1,667 net acres on the Central Basin Platform of the Permian Basin in Terry and Cochran Counties, Texas. The Permian Shelf area consists of 14,727 net acres on the Eastern Shelf of the Permian Basin in Glasscock, Schleicher, Stonewall and Coke Counties, Texas. The Permian Platform area consists of 3,903 net acres on the Central Basin Platform of the Permian Basin in Ward, Crane, Terry and Ector Counties, Texas.

Outlook

Boaz Energy has advised the Trustee that the estimate for Boaz Energy’s 2023 capital budget for the Underlying Properties is $5.2 million, of which approximately $1.3 million had been expended as of March 31, 2023.  Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock Counties, non-operated drilling and waterflood conformance work in Crane, Terry, Schleicher and Stonewall Counties, as well as drilling two new operated wells in Crane and Coke, Counties sometime in 2023.  The majority of capital spent in 2023 to date has been on a well deepening in the Abo Area. The $5.2 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

RESULTS OF OPERATIONS

Distributable Income

Three Months Ended March 31, 2023

For the three months ended March 31, 2023, net profits income received by the Trust was $2,366,677 compared to $2,787,336 for the same period of the prior year. This decrease in net profits income was primarily due to a decrease in oil and gas revenue resulting from decreased oil production and decreased gas prices in the current period. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $13,727 and general and administrative expenditures of $177,118, distributable income for the three months ended March 31, 2023, was $2,203,286, or $0.181106 per Trust unit. For the three months ended March 31, 2022, total distributable income was $2,526,890, or $0.207704 per unit.

Interest income increased for the quarter ended March 31, 2023, as compared to the prior year, due to higher interest rates. General and administrative expenditures decreased by $83,365 for the three months ended March 31, 2023, as compared to the prior year, primarily due to differences in timing of the receipt and payment of certain expenses by the Trust.

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee is authorized to retain cash reserves for administrative expenses. The Trustee did not retain any additional cash reserves during the three months ended March 31, 2023, or March 31, 2022. During the three months ended March 31, 2023, and March 31, 2022, total cash reserves were $1,000,000.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the three months ended March 31, 2023, were as follows:

Record Date	Payment Date	Distribution per Unit
January 31, 2023	February 14, 2023	$0.070629
February 28, 2023	March 14, 2023	0.060217
March 31, 2023	April 14, 2023	0.050260

		$0.181106

Computation of Income from the Net Profits Interest Received by the Trust

The Net Profits Interest entitles the Trust to receive 80% of the net profits attributable to Boaz Energy’s interest from the sale of oil and natural gas production from the Underlying Properties. The Trust’s income from the Net Profits Interest consists of monthly net profits attributable to income from the Underlying Properties. Because of the interval between the time of production and receipt of net profits income by the Trust, the Trust recognizes production during the month in which the related net profits income is paid to the Trust. Net profits income for the three months ended March 31, 2023, was based on production during the months of November 2022 through January 2023. The table below outlines the computation of income from the Net Profits Interest received by the Trust for the three months ended March 31, 2023, and March 31, 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Underlying Properties sales volumes(1):
Oil (Bbl)	85,917	90,673
Natural gas (Mcf)(2)	104,286	103,264
Total sales (Boe)	103,298	107,883
Average realized sales price:
Oil (per Bbl)	$76.79	$76.02
Natural gas (per Mcf)	4.94	7.14
Calculation of net profits:
Gross profits:
Oil sales	$6,597,442	$6,893,016
Natural gas sales	514,728	737,547
Other revenue	22,663	29,415
Total gross profits	$7,134,833	$7,659,978
Costs:
Direct operating expenses	$619,468	$797,140
Lease operating expenses	2,131,712	1,547,101
Severance and ad valorem taxes	529,361	302,502
Development expenses	1,258,475	1,363,119
Other expenses	652,471	425,946
Total costs	$(5,191,487)	$(4,435,808)
Net profits	$1,943,346	$3,224,170
Percentage allocable to Net Profits Interest	80%	80%
Net profits income (before capital reserve)	$1,554,677	$2,579,336
Capital reserve(3)	$812,000	$208,000
Net Profits Interest audit fee	$(0)	$(0)
Net profits income received by the Trust	$2,366,677	$2,787,336

(1)	Quarterly sales volumes are typically reported for a three-month period, and therefore sales volumes for the three months ended March 31, 2023, reflect production volumes for November 2022 through January 2023.
(2)	Sales volumes for natural gas include NGLs.
(3)	Boaz Energy is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and expenses. For the three months ended March 31, 2023, the reserve was reduced by $812,000 net to the Trust.

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

Sales Volumes

Oil

Oil sales volumes decreased by 4,757 Bbls (5.2%) for the three months ended March 31, 2023, as compared to the same period in 2022 primarily due to a decrease in demand and natural decline in production.

Natural Gas

Natural gas sales volumes increased by 1,022 Mcf (1.0%) for the three months ended March 31, 2023, as compared to the prior year period. Boaz Energy reports this increase was primarily because of reworking wells in the Permian Platform area.

Sales Prices

Oil

The average realized oil price per Bbl increased for the three months ended March 31, 2023, as compared to the prior year period primarily related to increases in industry prices.

Natural Gas

The average realized natural gas price per Mcf decreased for the three months ended March 31, 2023, as compared to the prior year period related to decreases in industry prices.

Costs

Direct Operating Expenses

Direct operating expenses decreased for the three months ended March 31, 2023, as compared to the prior year period primarily because of fewer projects to return wells to production.

Lease Operating Expenses

Lease operating expenses increased for the three months ended March 31, 2023, as compared to the prior year period primarily because of costs related to additional Permian ABO wells.

Severance and ad Valorem Taxes

Severance and ad valorem taxes increased for the three months ended March 31, 2023, as compared to the prior year period as a result of an increase in the valuation of the Underlying Properties.

Development Expenses Related to the Underlying Properties

Development expenses related to the Underlying Properties decreased for the three months ended March 31, 2023, as compared to the prior year period because of fewer capital projects.

Other Expenses

Other expenses increased for the three months ended March 31, 2023, as compared to the prior year period, primarily due to costs related to additional Permian ABO wells.

Capital Reserve

As of March 31, 2023, Boaz had reserved $666,157 net to the Trust for future capital expenses, a decrease of $812,000 for the three months then ended.

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

As authorized under the Trust Agreement, the Trustee is authorized to retain cash from the distributions the Trust receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 or more than $100,000 per month. Cash reserves previously retained and currently held by the Trustee for future administrative expenses total $1,000,000 as of March 31, 2023.

On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. As of March 31, 2022, Boaz Energy owned 5,878,332 Trust units of the 12,165,732 Trust units issued and outstanding. The Trust filed a Registration Statement on Form S-3 on April 28, 2022 (the “Registration Statement”) seeking the registration of 5,801,675 Trust units held by Boaz Energy. The SEC confirmed the effectiveness of the Registration Statement on May 9, 2022. The Trust has not and will not receive any of the proceeds received from the sale of the Trust units. The selling unitholder will bear all costs and expenses incidental to the preparation and filing of the Registration Statement, excluding certain internal expenses of the Trust, which will be borne by the Trust, and any underwriting discounts and commissions, which will be borne by the selling unitholder as the seller of the Trust units. As of March 31, 2023, Boaz Energy owned 5,194,632 Trust units of the 12,165,732 units issued and outstanding.

Boaz Energy Capital Expenditure Budget

Boaz Energy has advised the Trustee that the estimate for Boaz Energy’s 2023 capital budget for the Underlying Properties is $5.2 million, of which approximately $1.3 million had been expended as of March 28, 2023.  Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock Counties, non-operated drilling and waterflood conformance work in Crane, Terry, Schleicher and Stonewall Counties, as well as drilling two new operated wells in Crane and Coke Counties sometime in 2023.  The majority of capital spent in 2023 to date has been on a well deepening in the Abo Area.  The $5.2 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

Distributions Declared After Quarter End

On April 18, 2023, the Trust declared a cash distribution of $0.030888 per Trust unit based upon production during the month of February 2023 to record holders as of April 28, 2023. The distribution was paid on May 12, 2023. The following table shows underlying oil and natural gas sales and average prices during the production month of February 2023 and attributable to the distribution declared on April 18, 2023:

	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
February	25,096	33,908	$73.41	$4.23

Off-Balance Sheet Arrangements

As of March 31, 2023, the Trust had no off-balance sheet arrangements.

New Accounting Pronouncements

As the Trust’s financial statements are prepared on the modified cash basis, most accounting pronouncements are not applicable to the Trust’s financial statements. No new accounting pronouncements have been adopted or issued that would impact the financial statements of the Trust.

Critical Accounting Policies and Estimates

Refer to Note 2 to the unaudited condensed financial statements contained in this Quarterly Report and the Trust’s 2022 Annual Report on Form 10-K, including the audited financial statements of the Trust and notes thereto included therein, for a description of the Trust’s accounting policies and use of estimates.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The Trust is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 4.	Controls and Procedures

The Trustee conducted an evaluation of the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of March 31, 2023, that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Boaz Energy.

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

During the quarter ended March 31, 2023, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Boaz Energy.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation sought surface use damages and alleged violations of the terms of the leases, among other things. The court had set a two-day bench trial to commence May 18, 2022, but on May 10, 2022, the court granted motions for summary judgment effectively disposing of the plaintiff’s claims. At a status conference conducted on May 12, 2022, the plaintiff confirmed the court’s rulings disposed of all the plaintiff’s claims. The only remaining issue is whether the court will award attorneys’ fees to the prevailing parties, and a briefing schedule was set up for guidance on that point. The court held a hearing regarding attorneys’ fees in June 2022. On May 12, 2023 the court entered its Final Judgment, incorporating its prior order granting the defendants’ motion for summary judgment and granting their motion for attorneys’ fees.

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

Date: May 15, 2023

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

