Form 10-Q
period 2023-06-30
PermRock Royalty Trust
filed 2023-08-14
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38472

PERMROCK ROYALTY TRUST

(Exact name of registrant as specified in the

Amended and Restated Trust Agreement of PermRock Royalty Trust)

Delaware	82-6725102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Argent Trust Company, Trustee 3838 Oak Lawn Ave. Suite 1720 Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

(855) 588-7839

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest	PRT	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2023, 12,165,732 trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

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

The condensed financial statements included herein are presented without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, and Argent Trust Company, as Trustee (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed interim financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s 2022 Annual Report on Form 10-K (“2022 Annual Report”). In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and Trust corpus of PermRock Royalty Trust at June 30, 2023, and December 31, 2022, and the distributable income and changes in Trust corpus for the three- and six-month periods ended June 30, 2023, and June 30, 2022, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2023 (unaudited)	December 31, 2022
ASSETS
Cash and short-term investments	$1,496,158	$1,981,938
Net Profits Interest (1)	78,689,996	80,041,113
TOTAL ASSETS	$80,186,154	$82,023,051
LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$496,158	$981,938
Cash reserves (2)	1,000,000	1,000,000
Trust corpus	78,689,996	80,041,113
TOTAL LIABILITIES AND TRUST CORPUS	$80,186,154	$82,023,051

(1)	See Note 2 to condensed financial statements for further discussion of the Net Profits Interest.

(2)	The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net profits income	$1,573,745	$3,497,371	$3,940,422	$6,284,707
Interest income	14,773	960	28,500	997
Total revenue	1,588,518	3,498,331	3,968,922	6,285,704
Expenditures – general and administrative	(351,427)	(294,050)	(528,545)	(554,534)
Cash reserves (1)	0	0	0	0
Distributable income	$1,237,091	$3,204,281	$3,440,377	$5,731,170
Distributable income per unit (2)	$0.101686	$0.263384	$0.282792	$0.471091

(1)	The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.

(2)	Based on 12,165,732 Trust units issued and outstanding as of August 14, 2023.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Trust corpus, beginning of period	$79,246,703	$82,854,589	$80,041,113	$83,821,848
Amortization of Net Profits Interest	(556,707)	(933,819)	(1,351,117)	(1,901,078)
Distributable income	$1,237,091	$3,204,281	$3,440,377	$5,731,170
Distributions declared	(1,237,091)	(3,204,281)	(3,440,377)	(5,731,170)
Trust corpus, end of period	$78,689,996	$81,920,770	$78,689,996	$81,920,770

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization of Trust

PermRock Royalty Trust (the “Trust”) is a Delaware statutory trust formed on November 22, 2017, under the Delaware Statutory Trust Act pursuant to a trust agreement dated November 22, 2017, as amended and restated on May 4, 2018, by and among Boaz Energy II, LLC (“Boaz Energy”), as trustor, Simmons Bank, as trustee, and Wilmington Trust, National Association, as Delaware Trustee (the “Delaware Trustee”) (such amended and restated trust agreement, as amended to date, the “Trust Agreement”).

In accordance with the successor trustee provisions of the Trust Agreement, Argent Trust Company, as successor trustee of the Trust, is subject to all terms and conditions of the Trust Agreement. The defined term “Trustee” as used herein shall refer to Simmons Bank (which maintains its offices at 2200 West 7th Street, Suite 210, P.O. Box 470727, Fort Worth, Texas 76147) for periods prior to December 30, 2022, and shall refer to Argent Trust Company (which maintains its offices at 3838 Oak Lawn Ave., Suite 1720, Dallas, Texas 75219) for periods on and after December 30, 2022.

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

In May 2018, Boaz Energy completed an initial public offering of 6,250,000 of the 12,165,732 total Trust units outstanding, retaining ownership of 5,915,732 Trust units. As of June 30, 2023, Boaz Energy owned 5,171,032 Trust units of the 12,165,732 Trust units issued and outstanding.

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

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee began retaining cash from the distributions the Trust receives to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. The Trustee is authorized to retain cash reserves (i) in an amount not to exceed $1.0 million at any one time and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 per month or more than $100,000 per month. Cash reserves held by the Trustee for administrative expenses totaled $1,000,000 as of June 30, 2023, and December 31, 2022.

Boaz Energy is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and development or operating expenses. As of December 31, 2022, the balance of funds held back to cover certain future capital expenses was $1,478,157 net to the Trust. As of June 30, 2023, the balance of funds held back to cover future capital expenses was $446,157 net to the Trust.

5.	Distributions to Unitholders

The Trust makes monthly cash distributions of the net amount, if any, of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and cash reserves to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended June 30, 2023, were as follows:

Record Date	Payment Date	Distribution per Unit
April 28, 2023	May 12, 2023	$0.03088820
May 31, 2023	June 14, 2023	0.03001314
June 30, 2023	July 17, 2023	0.04078418
		$0.10168552

6.	Related Party Transactions

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

Agreements with Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. The Trust filed a Registration Statement on Form S-3 on April 28, 2022 (the “Registration Statement”) seeking the registration of 5,801,675 Trust units held by Boaz Energy. The SEC confirmed the effectiveness of the Registration Statement on May 9, 2022. As of June 30, 2023, Boaz Energy owned 5,171,032 Trust units of the 12,165,732 Trust units issued and outstanding.

7.	Development Costs

Boaz Energy has advised the Trustee that the estimate for Boaz Energy’s 2023 capital budget for the Underlying Properties is $5.2 million, of which approximately $2.8 million had been expended as of June 30, 2023.  Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock counties non-operated drilling and waterflood conformance work in Crane, Terry, Schleicher and Stonewall counties, as well as drilling one new operated well in each of Crane and Coke counties sometime in 2023.  The majority of capital spent in 2023 to date has been on a well deepening in the Abo Area. The $5.2 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

8.	Settlements and Litigation

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation sought surface use damages and alleged violations of the terms of the leases, among other things. The court had set a two-day bench trial to commence May 18, 2022, but on May 10, 2022, the court granted motions for summary judgment effectively disposing of the plaintiff’s claims. At a status conference conducted on May 12, 2022, the plaintiff confirmed the court’s rulings disposed of all the plaintiff’s claims. The court held a hearing regarding attorneys’ fees in June 2022. On May 12, 2023, the court entered its final judgment, incorporating its prior order granting the defendants’ motion for summary judgment and granting defendants’ motion for attorneys’ fees. On June 12, 2023, the plaintiff filed a notice of appeal, notifying all parties of its intent to appeal the judgment to the Eighth Court of Appeals in El Paso County, Texas.

9.	Subsequent Events

On July 21, 2023, the Trust declared a cash distribution of $0.039689 per Trust unit based upon production during the month of May 2023.

	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
May	27,186	39,445	$69.59	$2.27

ITEM 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cautionary Statement Regarding Forward Looking Statements

Certain information included in this Quarterly Report contains, and other materials filed or to be filed by the Trust with the SEC (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements, including without limitation statements under this “Trustee’s Discussion and Analysis of Financial Conditions and Results of Operations” and all statements regarding Boaz Energy and Argent Trust Company’s (as Trustee of the Trust) expectations, beliefs and plans regarding the following: (i) Boaz Energy’s capital projects, timing and estimated costs, and the resulting impact of those activities on the computation of the Net Profits Interest; (ii) outside operators’ capital projects and the resulting impact of those activities on the Net Profits Interest; (iii) implementation or continued use of waterflood projects and workovers and the location of waterflood projects and workovers; (iv) Boaz Energy’s estimated capital expenditures; (v) the timing of capital expenditures and capital reserve amounts; (vi) the expected timing of litigation proceedings; (vii) the impact of current litigation matters on the Trust; (viii) Boaz Energy’s staffing levels or future reductions in staffing on the Underlying Properties; (ix) shut in of wells on the Underlying Properties; and (x) distributions to Trust unitholders. Such statements are based on certain assumptions of the Trustee, and certain assumptions of information provided to the Trust by Boaz Energy, the owner of the Underlying Properties; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Boaz Energy; and involve risks and uncertainties. Certain factors could affect the future results of the energy industry in general, and Boaz Energy and the Trust in particular, and could cause actual results to differ materially from those projected in such forward-looking statements. Those factors include, without limitation, the following:

•	the effect of changes in commodity prices or alternative fuel prices;
•	the effects of armed conflict between Russia and Ukraine on global oil and gas markets;
•	political and economic conditions in or affecting other oil and natural gas producing regions or countries;
•	uncertainties in estimating production and oil and natural gas reserves of the Underlying Properties;
•	risks associated with the drilling and operation of oil and natural gas wells;
•	the cost of developing the Underlying Properties;
•	the ability to maintain anticipated production levels;
•	the amount of future direct operating expenses, development expenses and other capital expenditures;
•	availability and terms of capital to fund capital expenditures;
•	risks associated with Boaz Energy and its ability to transfer operation of the Underlying Properties to third parties without the approval of Trust unitholders;
•	the performance of such third parties contracted by Boaz Energy and their ability or willingness to provide sufficient facilities and services to Boaz Energy on commercially reasonable terms;
•	the effect of existing and future laws and regulatory actions;
•	the actions of the Organizations of Petroleum Exporting Countries (“OPEC”);
•	conditions in the capital markets;
•	competition from others in the energy industry;
•	uncertainty in whether development projects will be pursued;
•	severe or unseasonable weather that may adversely affect production;
•	adequacy of Boaz Energy’s insurance coverage;

•	costs to comply with current and future governmental regulation of the oil and natural gas industry, including environmental, health and safety laws and regulations, and regulations with respect to hydraulic fracturing and the disposal of produced water;
•	the effect of existing and future laws and regulatory actions, including real estate, bankruptcy and tax legislation and the ability to accurately interpret the impact of such laws;
•	general economic conditions affecting the Permian Basin;
•	risks associated with title deficiencies that may arise with respect to the Underlying Properties and Boaz Energy’s ability to cure any such defects;
•	actions by Boaz Energy, including such that result in conflicts of interest, that adversely affect the Trust;
•	the ability to successfully estimate the impact of litigation matters, and certain accounting and tax matters;
•	the cost of inflation; and
•	the risk factors discussed in Part I of the Trust’s 2022 Annual Report.

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

Outlook

Boaz Energy has advised the Trustee that the estimate for Boaz Energy’s 2023 capital budget for the Underlying Properties is $5.2 million, of which approximately $2.8 million had been expended as of June 30, 2023.  Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock counties non-operated drilling and waterflood conformance work in Crane, Terry, Schleicher and Stonewall counties, as well as drilling one new operated well in each of Crane and Coke counties sometime in 2023.  The majority of capital spent in 2023 to date has been on a well deepening in the Abo Area. The $5.2 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

RESULTS OF OPERATIONS

Distributable Income

Three Months Ended June 30, 2023

For the three months ended June 30, 2023, net profits income received by the Trust was $1,573,745 compared to $3,497,371 for the same period of the prior year. This decrease in net profits income was primarily due to a decrease in sales volumes and lower oil and gas prices. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $14,773 and general and administrative expenditures of $351,427, distributable income for the three months ended June 30, 2023, was $1,237,091, or $0.101686 per Trust unit. For the three months ended June 30, 2022, total distributable income was $3,204,281, or $0.263384 per unit.

Interest income was higher for the quarter ended June 30, 2023, as compared to the prior year, due to higher interest rates. General and administrative expenditures increased by $57,377 for the three months ended June 30, 2023, as compared to the prior year, primarily due to the timing of payments.

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee is authorized to retain cash reserves for administrative expenses. The Trustee did not retain any cash reserves during the three months ended June 30, 2023 or June 30, 2022. Total cash reserves were $1,000,000 as of June 30, 2023, and June 30, 2022.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended June 30, 2023, were as follows:

Record Date	Payment Date	Distribution per Unit
April 28, 2023	May 12, 2023	$0.03088820
May 31, 2023	June 14, 2023	0.03001314
June 30, 2023	July 17, 2023	0.04078418
		$0.10168552

Six Months Ended June 30, 2023

For the six months ended June 30, 2023, net profits income received by the Trust was $3,940,422 compared to $6,284,707 for the same period of the prior year. This decrease in net profits income was primarily due to a decrease in sales volumes and lower oil and gas prices. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $28,500 and general and administrative expenditures of $528,545, distributable income for the six months ended June 30, 2023, was $3,440,377, or $0.282792 per Trust unit. For the six months ended June 30, 2022, total distributable income was $35,731,170, or $0.471091 per Trust unit.

Interest income increased for the six months ended June 30, 2023, as compared to the prior year, due to higher interest rates. General and administrative expenditures decreased by $25,989 for the six months ended June 30, 2023, as compared to the prior year, primarily due to timing of payment of expenses.

Pursuant the terms of the Trust Agreement, the Trustee was authorized to begin retaining cash reserves for administrative expenses in May of 2019. The Trustee did not retain any cash reserves during the six months ended June 30, 2023, or June 30, 2022. Total cash reserves were $1,000,000 as of June 30, 2023, and December 31, 2022.

Computation of Income from the Net Profits Interest Received by the Trust

The Net Profits Interest entitles the Trust to receive 80% of the net profits attributable to Boaz Energy’s interest from the sale of oil and natural gas production from the Underlying Properties. The Trust’s income from the Net Profits Interest consists of monthly net profits attributable to income from the Underlying Properties. Because of the interval between the time of production and receipt of net profits income by the Trust, the Trust recognizes production during the month in which the related net profits income is paid to the Trust. Net profits income for the three months ended June 30, 2023, was based on production during the months of February 2023 through April 2023. The table below outlines the computation of income from the Net Profits Interest received by the Trust for the three and six months ended June 30, 2023, and June 30, 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Underlying Properties sales volumes(1):
Oil (Bbl)	79,231	88,718	165,148	179,391
Natural gas (Mcf)(2)	91,933	104,345	196,219	207,609
Total sales (Boe)	94,553	106,108	197,851	213,991
Average realized sales price:
Oil (per Bbl)	$73.80	$100.34	$75.36	$88.23
Natural gas (per Mcf)	$3.69	$7.42	$4.35	$7.27
Calculation of net profits:
Gross profits:
Oil sales	$5,847,488	$8,929,298	$12,444,930	$15,822,314
Natural gas sales	339,048	774,687	853,776	1,512,234
Income from divestitures	0	1,090,387	0	1,090,387
Other revenue	27,002	25,626	49,665	55,042
Total gross profits	$6,213,538	$10,819,998	$13,348,371	$18,479,977
Costs:
Direct operating expenses	$479,429	$952,800	$1,098,897	$1,749,941
Lease operating expenses	1,546,342	1,623,623	3,678,054	3,170,724
Severance and ad valorem taxes	461,965	633,109	991,326	935,611
Development expenses	1,554,391	2,286,678	2,812,866	3,649,797
Other expenses	479,230	427,074	1,131,701	853,020
Total costs	$(4,521,357)	$(5,923,284)	$(9,712,844)	$(10,359,093)
Net profits	$1,692,181	$4,896,714	$3,635,527	$8,120,884
Percentage allocable to Net Profits Interest	80%	80%	80%	80%
Net profits income (before capital reserve)	$1,353,745	$3,917,371	$2,908,422	$6,496,707
Capital reserve (3)	220,000	(420,000)	1,032,000	(212,000)
Net Profits Interest audit fee	0	0	0	0
Net profits income received by the Trust	$1,573,745	$3,497,371	$3,940,422	$6,284,707

(1)	Quarterly sales volumes are typically reported for a three-month period, and therefore sales volumes for the three months ended June 30, 2023, reflect production volumes for February 2023 through April 2023. Sales volumes for the six months ended June 30, 2023, reflect production volumes for November 2022 through April 2023.
(2)	Sales volumes for natural gas include NGLs.
(3)	Boaz Energy is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and expenses. As of June 30, 2023, Boaz had reserved $446,157 net to the Trust for future capital expenses.

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

Sales Volumes

Oil

Oil sales volumes decreased by 9,487 Bbls (10.7%) for the three months ended June 30, 2023, as compared to the same period in 2022 and 14,243 Bbls (7.9%) for the six months ended June 30, 2023, as compared to the same period in the prior year. Boaz Energy reports the decrease was primarily due to a decrease in demand and a natural decline in the producing properties.

Natural Gas

Natural gas sales volumes decreased by 12,412 Mcf (11.9%) for the three months ended June 30, 2023, as compared to the same period in 2022 and 11,390 Mcf (5.5%) for the six months ended June 30, 2023, as compared to the same period in the prior year. Boaz Energy reports this decrease was primarily due to a decrease in demand and a natural decline in the producing properties.

Sales Prices

Oil

The average realized oil price per Bbl decreased for the three and six months ended June 30, 2023, as compared to the prior year periods primarily due to a decrease in the WTI benchmark oil price.

Natural Gas

The average realized natural gas price per Mcf decreased for the three and six months ended June 30, 2023, as compared to the prior year periods primarily due to a decrease in the Henry Hub benchmark price for natural gas.

Qualified De Minimis Sales

Boaz Energy informed the Trust that as of March 1, 2022, it had assigned its deep interests in certain leases located in Stonewall County, Texas pursuant to a Qualified De Minimis Sale as contemplated by Section 3.02(c) of the Trust Agreement. Boaz Energy received $452,269 in consideration of the sale of its interest, which amount was received in the second quarter of 2022 and included in calculating the Trust’s April 2022 distributions to unitholders.

Boaz Energy informed the Trust that as of May 25, 2022, it had assigned its deep interests in certain leases located in Glasscock County, Texas pursuant to a Qualified De Minimis Sale as contemplated by Section 3.02(c) of the Trust Agreement. Boaz Energy received $638,118 in consideration of the sale of its interest, which amount was received in the second quarter of 2022 and included in calculating the Trust’s June 2022 distributions to unitholders.

As of August 14, 2023, Boaz Energy has not provided notice to the Trustee regarding a sale of any other of the Underlying Properties.

Costs

Direct Operating Expenses

Direct operating expenses decreased for the three and six months ended June 30, 2023, as compared to the prior year periods primarily because of fewer projects to return wells to production in 2023.

Lease Operating Expenses

Lease operating expenses decreased for the three months ended June 30, 2023, as compared to the prior year period primarily because of fewer projects to return wells to production in 2023. Lease operating expenses increased for the six months ended June 30, 2023, as compared to the prior year period because of costs related to additional Permian Abo wells.

Severance and ad Valorem Taxes

Severance and ad valorem taxes decreased for the three months ended June 30, 2023, as compared to the same period of the prior year, primarily because of lower valuation of Underlying Properties due to lower pricing. Severance and ad valorem taxes increased for the six months ended June 30, 2023, as compared to the same period of the prior year, primarily because of a tax refund received in the first quarter of 2022.

Development Expenses Related to the Underlying Properties

Development expenses related to the Underlying Properties decreased for the three and six months ended June 30, 2023, as compared to the prior year period because of fewer capital projects.

Other Expenses

Other expenses increased for the three and six months ended June 30, 2023, as compared to the prior year period, primarily due to annual adjustments in overhead rates.

Capital Reserve

As of June 30, 2023, Boaz Energy had reserved $446,157 net to the Trust for future capital expenses.

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

As authorized under the Trust Agreement, the Trustee is authorized to retain cash from the distributions the Trust receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 or more than $100,000 per month. Cash reserves previously retained and currently held by the Trustee for future administrative expenses total $1,000,000 as of June 30, 2023.

Boaz Energy Capital Expenditure Budget

Boaz Energy has advised the Trustee that the estimate for Boaz Energy’s 2023 capital budget for the Underlying Properties is $5.2 million, of which approximately $2.8 million had been expended as of June 30, 2023.  Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock counties non-operated drilling and waterflood conformance work in Crane, Terry, Schleicher and Stonewall counties, as well as drilling one new operated well in each of Crane and Coke counties sometime in 2023.  The majority of capital spent in 2023 to date has been on a well deepening in the Abo Area. The $5.2 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

Distributions Declared After Quarter End

On July 21, 2023, the Trust declared a cash distribution of $0.039689 per Trust unit based upon production during the month of May 2023.

	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
May	27,186	39,445	$69.59	$2.27

Off-Balance Sheet Arrangements

As of June 30, 2023, the Trust had no off-balance sheet arrangements.

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of June 30, 2023, that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Boaz Energy.

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

During the quarter ended June 30, 2023 there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Boaz Energy.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation sought surface use damages and alleged violations of the terms of the leases, among other things. The court had set a two-day bench trial to commence May 18, 2022, but on May 10, 2022, the court granted motions for summary judgment effectively disposing of the plaintiff’s claims. At a status conference conducted on May 12, 2022, the plaintiff confirmed the court’s rulings disposed of all the plaintiff’s claims. The only remaining issue is whether the court will award attorneys’ fees to the prevailing parties. The court held a hearing regarding attorneys’ fees in June 2022. On May 12, 2023, the court entered its final judgment, incorporating its prior order granting the defendants’ motion for summary judgment and granting their motion for attorneys’ fees. On June 12, 2023, the plaintiff filed a notice of appeal notifying all parties of its intent to appeal the judgment to the Eighth Court of Appeals in El Paso County, Texas.

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

Date: August 14, 2023

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

