Form 10-Q
period 2023-09-30
PermRock Royalty Trust
filed 2023-11-14
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2023, 12,165,732 trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

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

The condensed financial statements included herein are presented without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, and Argent Trust Company, as Trustee (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed interim financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s 2022 Annual Report on Form 10-K (“2022 Annual Report”). In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and Trust corpus of PermRock Royalty Trust at September 30, 2023, and December 31, 2022, and the distributable income and changes in Trust corpus for the three- and nine-month periods ended September 30, 2023, and September 30, 2022, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2023 (unaudited)	December 31, 2022
ASSETS
Cash and short-term investments	$1,494,250	$1,981,938
Net Profits Interest (1)	78,045,467	80,041,113
TOTAL ASSETS	$79,539,717	$82,023,051
LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$494,250	$981,938
Cash reserves (2)	1,000,000	1,000,000
Trust corpus	78,045,467	80,041,113
TOTAL LIABILITIES AND TRUST CORPUS	$79,539,717	$82,023,051

(1)	See Note 2 to condensed financial statements for further discussion of the Net Profits Interest.

(2)	The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net profits income	$1,691,590	$3,530,590	$5,632,011	$9,815,297
Interest income	15,039	5,191	43,539	6,188
Total revenue	1,706,629	3,535,781	5,675,550	9,821,485
Expenditures – general and administrative	(240,461)	(180,772)	(769,027)	(735,306)
Cash reserves (1)	0	0	0	0
Distributable income	$1,466,168	$3,355,009	$4,906,523	$9,086,179
Distributable income per unit (2)	$0.120516	$0.275774	$0.403307	$0.746867

(1)	The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.

(2)	Based on 12,165,732 Trust units issued and outstanding as of November 14, 2023.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Trust corpus, beginning of period	$78,689,996	$81,920,770	$80,041,113	$83,821,848
Amortization of Net Profits Interest	(644,529)	(878,598)	(1,995,646)	(2,779,676)
Distributable income	$1,466,168	$3,355,009	$4,906,524	$9,086,179
Distributions declared	(1,466,168)	(3,355,009)	(4,906,524)	(9,086,179)
Trust corpus, end of period	$78,045,467	$81,042,172	$78,045,467	$81,042,172

PERMROCK ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization of Trust

PermRock Royalty Trust (the “Trust”) is a Delaware statutory trust formed on November 22, 2017 under the Delaware Statutory Trust Act pursuant to a trust agreement dated November 22, 2017, as amended and restated on May 4, 2018, by and among Boaz Energy II, LLC (“Boaz Energy”), as trustor, Simmons Bank, trustee, and Wilmington Trust, National Association, as Delaware Trustee (the “Delaware Trustee”) (such amended and restated trust agreement, as amended to date, the “Trust Agreement”).

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

In May 2018, Boaz Energy completed an initial public offering of 6,250,000 of the 12,165,732 total Trust units outstanding, retaining ownership of 5,915,732 Trust units. As of September 30, 2023, Boaz Energy owned 5,066,674 Trust units of the 12,165,732 Trust units issued and outstanding.

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

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee began retaining cash from the distributions the Trust receives to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. The Trustee is authorized to retain cash reserves (i) in an amount not to exceed $1.0 million at any one time and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 per month or more than $100,000 per month. Cash reserves held by the Trustee for administrative expenses totaled $1,000,000 as of September 30, 2023.

Boaz Energy is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and development or operating expenses. As of December 31, 2022, the balance of funds held back to cover certain future capital expenses was $1,478,157 net to the Trust. As of September 30, 2023, the balance of funds held back to cover future capital expenses was $98,157 net to the Trust.

5.	Distributions to Unitholders

The Trust makes monthly cash distributions of the net amount, if any, of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and cash reserves to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended September 30, 2023, were as follows:

Record Date	Payment Date	Distribution per Unit
July 31, 2023	August 14, 2023	$0.039689
August 31, 2023	September 15, 2023	0.040201
September 29, 2023	October 16, 2023	0.040626
		$0.120516

6.	Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee and the Delaware Trustee. The Delaware Trustee’s annual fee is $4,000. For 2023, the Trustee’s annual administrative fee is $200,357, which is divided into twelve equal monthly payments throughout the year. The Trustee’s annual administrative fee increased at a rate of 3% per year for the first three years of the Trust’s existence, increased at a rate of 2% in 2021 and 2022, and increased at a rate of 1% in 2023. The Trustee’s annual administrative fee will continue to increase at a rate of 1% per year until the 20th anniversary of the Trust’s formation and then remain flat thereafter. These costs of the Trust, which are included in administration expenses, are deducted by the Trust before distributions are made to Trust unitholders.

Agreements with Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. The Trust filed a Registration Statement on Form S-3 on April 28, 2022 (the “Registration Statement”) seeking the registration of 5,801,675 Trust units held by Boaz Energy. The SEC confirmed the effectiveness of the Registration Statement on May 9, 2022. As of September 30, 2023, Boaz Energy owned 5,066,674 Trust units of the 12,165,732 Trust units issued and outstanding.

7.	Development Costs

Boaz Energy has advised the Trustee that the estimate for Boaz Energy’s 2023 capital budget for the Underlying Properties is $4.5 million, of which approximately $3.5 million had been expended as of September 30, 2023.  Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock counties non-operated drilling and waterflood conformance and work in Crane, Terry, Schleicher and Stonewall counties, as well as drilling one new operated well in Crane County sometime in 2023.  The majority of capital spent in 2023 to date has been on a well deepening in the Abo Area.  The $4.5 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

8.	Settlements and Litigation

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation sought surface use damages and alleged violations of the terms of the leases, among other things. The court had set a two-day bench trial to commence May 18, 2022, but on May 10, 2022, the court granted motions for summary judgment effectively disposing of the plaintiff’s claims. At a status conference conducted on May 12, 2022, the plaintiff confirmed the court’s rulings disposed of all the plaintiff’s claims. The court held a hearing regarding attorneys’ fees in June 2022. On May 12, 2023, the court entered its final judgment, incorporating its prior order granting the defendants’ motion for summary judgment and granting defendants’ motion for attorneys’ fees. On June 12, 2023, the plaintiff filed a notice of appeal, notifying all parties of its intent to appeal the judgment to the Eighth Court of Appeals in El Paso County, Texas. On October 26, 2023, the Eighth Court of Appeals in El Paso County, Texas granted the plaintiff-appellant’s request for an extension of time to file its appellant brief. The plaintiff-appellant has until November 24, 2023, to file its appellant brief.

9.	Subsequent Events

On October 20, 2023, the Trust declared a cash distribution of $0.040837 per Trust unit based upon production during the month of August 2023.

	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
August	24,525	33,798	$79.44	$3.62

ITEM 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cautionary Statement Regarding Forward Looking Statements

Certain information included in this Quarterly Report contains, and other materials filed or to be filed by the Trust with the SEC (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements, including without limitation statements under this “Trustee’s Discussion and Analysis of Financial Conditions and Results of Operations” and all statements regarding Boaz Energy and Argent Trust Company’s (as Trustee of the Trust) expectations, beliefs and plans regarding the following: (i) Boaz Energy’s capital projects, timing and estimated costs, and the resulting impact of those activities on the computation of the Net Profits Interest; (ii) outside operators’ capital projects and the resulting impact of those activities on the Net Profits Interest; (iii) implementation or continued use of waterflood projects and workovers and the location of waterflood projects and workovers; (iv) Boaz Energy’s estimated capital expenditures; (v) the timing of capital expenditures and capital reserve amounts; (vi) the expected timing of litigation proceedings; (vii) the impact of current litigation matters on the Trust; (viii) Boaz Energy’s staffing levels or future reductions in staffing on the Underlying Properties; (ix) shut in of wells on the Underlying Properties; and (x) distributions to Trust unitholders. Such statements are based on certain assumptions of the Trustee, and certain assumptions of information provided to the Trust by Boaz Energy, the owner of the Underlying Properties; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Boaz Energy; and involve risks and uncertainties. Certain factors could affect the future results of the energy industry in general, and Boaz Energy and the Trust in particular, and could cause actual results to differ materially from those projected in such forward-looking statements. Those factors include, without limitation, the following:

•	the effect of changes in commodity prices or alternative fuel prices;
•	the effects of armed conflict throughout the world on global oil and gas producing regions, countries, thoroughfares and the oil and gas markets;
•	political and economic conditions in or affecting other oil and natural gas producing regions or countries;
•	uncertainties in estimating production and oil and natural gas reserves of the Underlying Properties;
•	risks associated with the drilling and operation of oil and natural gas wells;
•	the cost of developing the Underlying Properties;
•	the ability to maintain anticipated production levels;
•	the amount of future direct operating expenses, development expenses and other capital expenditures;
•	availability and terms of capital to fund capital expenditures;
•	risks associated with Boaz Energy and its ability to transfer operation of the Underlying Properties to third parties without the approval of Trust unitholders;
•	the performance of such third parties contracted by Boaz Energy and their ability or willingness to provide sufficient facilities and services to Boaz Energy on commercially reasonable terms;
•	the effect of existing and future laws and regulatory actions;
•	the actions of the Organizations of Petroleum Exporting Countries (“OPEC”);
•	conditions in the capital markets;
•	competition from others in the energy industry;
•	uncertainty in whether development projects will be pursued;
•	severe or unseasonable weather that may adversely affect production;
•	adequacy of Boaz Energy’s insurance coverage;
•	costs to comply with current and future governmental regulation of the oil and natural gas industry, including environmental, health and safety laws and regulations, and regulations with respect to hydraulic fracturing and the disposal of produced water;
•	the effect of existing and future laws and regulatory actions, including real estate, bankruptcy and tax legislation and the ability to accurately interpret the impact of such laws;
•	general economic conditions affecting the Permian Basin;
•	risks associated with title deficiencies that may arise with respect to the Underlying Properties and Boaz Energy’s ability to cure any such defects;
•	actions by Boaz Energy, including such that result in conflicts of interest, that adversely affect the Trust;
•	the ability to successfully estimate the impact of litigation matters, and certain accounting and tax matters;
•	the cost of inflation; and
•	the risk factors discussed in Part I of the Trust’s 2022 Annual Report.

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

Outlook

Boaz Energy has advised the Trustee that the estimate for Boaz Energy’s 2023 capital budget for the Underlying Properties is $4.5 million, of which approximately $3.5 million had been expended as of September 30, 2023.  Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock counties non-operated drilling and waterflood conformance and work in Crane, Terry, Schleicher and Stonewall counties, as well as drilling one new operated well in Crane County sometime in 2023.  The majority of capital spent in 2023 to date has been on a well deepening in the Abo Area.  The $4.5 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

RESULTS OF OPERATIONS

Distributable Income

Three Months Ended September 30, 2023

For the three months ended September 30, 2023, net profits income received by the Trust was $1,691,590 compared to $3,530,590 for the same period of the prior year. This decrease in net profits income was primarily due to decreased oil and gas prices and sales volumes. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $15,039 and general and administrative expenditures of $240,461, distributable income for the three months ended September 30, 2023, was $1,466,168, or $0.120516 per Trust unit. For the three months ended September 30, 2022, total distributable income was $3,355,009, or $0.275774 per unit.

Interest income was higher for the quarter ended September 30, 2023, as compared to the prior year, due to higher interest rates. General and administrative expenditures increased by $59,689 for the three months ended September 30, 2023, as compared to the prior year, primarily due to the timing of payments.

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee is authorized to retain cash reserves for administrative expenses. The Trustee did not retain any cash reserves during the three months ended September 30, 2023, or September 30, 2022. Total cash reserves were $1,000,000 as of September 30, 2023, and September 30, 2022.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended September 30, 2023, were as follows:

Record Date	Payment Date	Distribution per Unit
July 31, 2023	August 14, 2023	$0.039689
August 31, 2023	September 15, 2023	0.040201
September 29, 2023	October 16, 2023	0.040626
		$0.120516

Nine Months Ended September 30, 2023

For the nine months ended September 30, 2023, net profits income received by the Trust was $5,632,011 compared to $9,815,297 for the same period of the prior year. This decrease in net profits income was primarily due to a decrease in oil and gas prices and sales volumes. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $43,539 and general and administrative expenditures of $769,027, distributable income for the nine months ended September 30, 2023, was $4,906,523, or $0.403307 per Trust unit. For the nine months ended September 30, 2022, total distributable income was $9,086,179, or $0.746867 per Trust unit.

Interest income increased for the nine months ended September 30, 2023, as compared to the prior year, due to higher interest rates. General and administrative expenditures increased by $33,721 for the nine months ended September 30, 2023, as compared to the prior year, primarily due to timing of payment of expenses.

Pursuant the terms of the Trust Agreement, the Trustee was authorized to begin retaining cash reserves for administrative expenses in May of 2019. The Trustee did not retain any cash reserves during the nine months ended September 30, 2023, or September 30, 2022. Total cash reserves were $1,000,000 as of September 30, 2023, and September 30, 2022.

Computation of Income from the Net Profits Interest Received by the Trust

The Net Profits Interest entitles the Trust to receive 80% of the net profits attributable to Boaz Energy’s interest from the sale of oil and natural gas production from the Underlying Properties. The Trust’s income from the Net Profits Interest consists of monthly net profits attributable to income from the Underlying Properties. Because of the interval between the time of production and receipt of net profits income by the Trust, the Trust recognizes production during the month in which the related net profits income is paid to the Trust. Net profits income for the three months ended September 30, 2023, was based on production during the months of May 2023 through July 2023. Net profits income for the nine months ended September 30, 2023, was based on production during the months of November 2022 through July 2023. The table below outlines the computation of income from the Net Profits Interest received by the Trust for the three and nine months ended September 30, 2023, and September 30, 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Underlying Properties sales volumes(1):
Oil (Bbl)	76,784	87,528	241,932	266,920
Natural gas (Mcf)(2)	98,109	101,409	294,328	309,019
Total sales (Boe)	93,136	104,430	290,987	318,423
Average realized sales price:
Oil (per Bbl)	$70.44	$107.75	$73.79	$94.74
Natural gas (per Mcf)	$2.68	$8.95	$3.80	$7.83
Calculation of net profits:
Gross profits:
Oil sales	$5,408,315	$9,427,580	$17,853,245	$25,249,894
Natural gas sales	263,217	908,130	1,116,993	2,420,365
Income from divestitures	0	0	0	1,090,386
Other revenue	27,451	25,386	77,116	80,428
Total gross profits	$5,698,983	$10,361,096	$19,047,354	$28,841,073
Costs:
Direct operating expenses:	$490,143	$655,846	$1,589,039	$2,405,787
Lease operating expenses	1,813,721	1,640,906	5,491,775	4,811,630
Severance and ad valorem taxes	463,898	661,255	1,455,225	1,596,865
Development expenses	771,639	707,507	3,584,505	4,357,305
Other expenses	480,095	417,345	1,611,796	1,270,365
Total costs	$(4,019,496)	$(4,082,859)	$(13,732,340)	$(14,441,952)
Net profits	$1,679,487	$6,278,237	$5,315,014	$14,399,121
Percentage allocable to Net Profits Interest	80%	80%	80%	80%
Net profits income (before capital reserve)	$1,343,590	$5,022,590	$4,252,011	$11,519,297
Capital reserve (3)	348,000	(1,492,000)	1,380,000	(1,704,000)
Net Profits Interest audit fee	0	0	0	0
Net profits income received by the Trust	$1,691,590	$3,530,590	$5,632,011	$9,815,297

(1)	Quarterly sales volumes are typically reported for a three-month period, and therefore sales volumes for the three months ended September 30, 2023, reflect production volumes for May 2023 through July 2023. Sales volumes for the nine months ended September 30, 2023, reflect production volumes for November 2022 through July 2023.
(2)	Sales volumes for natural gas include NGLs.
(3)	Boaz Energy is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and expenses. As of September 30, 2023, Boaz had reserved $98,157 net to the Trust for future capital expenses.

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

Sales Volumes

Oil

Oil sales volumes decreased by 10,744 Bbls (12.3%) for the three months ended September 30, 2023, as compared to the same period in 2022 and 24,988 Bbls (9.4%) for the nine months ended September 30, 2023, as compared to the same period in 2022. Boaz Energy reports this decrease was primarily due to a natural decline in the producing properties and a decrease in demand.

Natural Gas

Natural gas sales volumes decreased by 3,300 Mcf (3.3%) for the three months ended September 30, 2023, as compared to the same period in 2022 and 14,691 Mcf (4.8%) for the nine months ended September 30, 2023, as compared to the same period in the prior year. Boaz Energy reports this decrease was primarily due to a natural decline in the producing properties and a decrease in demand.

Sales Prices

Oil

The average realized oil price per Bbl decreased for the three and nine months ended September 30, 2023, as compared to the prior year periods primarily due to a decrease in the WTI benchmark oil price.

Natural Gas

The average realized natural gas price per Mcf decreased for the three and nine months ended September 30, 2023, as compared to the prior year periods primarily due to a decrease in the Henry Hub benchmark price for natural gas.

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

As of November 14, 2023, Boaz Energy has not provided notice to the Trustee regarding a sale of any other of the Underlying Properties.

Costs

Direct Operating Expenses

Direct operating expenses decreased for the three and nine months ended September 30, 2023, as compared to the prior year periods primarily because there were fewer projects to return marginal wells to production.

Lease Operating Expenses

Lease operating expenses increased for the three and nine months ended September 30, 2023, as compared to the prior year periods because of an increase in pricing of materials.

Severance and ad Valorem Taxes

Severance and ad valorem taxes decreased for the three and nine months ended September 30, 2023, as compared to the prior year periods primarily because of lower revenues and valuations of properties resulting from decreased oil prices.

Development Expenses Related to the Underlying Properties

Development expenses related to the Underlying Properties increased for the three months ended September 30, 2023, as compared to the prior year period as a result of upgrades on wells in Coke County and Terry County, Texas. Development expenses related to the Underlying Properties decreased for the nine months ended September 30, 2023, as compared to the prior year period due to costs associated with drilling a well in Crane County, Texas in 2022.

Other Expenses

Other expenses increased for the three and nine months ended September 30, 2023, as compared to the prior year periods primarily due to timing of receipt of audit bills for the Trust.

Capital Reserve

As of September 30, 2023, Boaz Energy had reserved $98,157 net to the Trust for future capital expenses.

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

Boaz Energy Capital Expenditure Budget

Boaz Energy has advised the Trustee that the estimate for Boaz Energy’s 2023 capital budget for the Underlying Properties is $4.5 million, of which approximately $3.5 million had been expended as of September 30, 2023.  Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock counties non-operated drilling and waterflood conformance and work in Crane, Terry, Schleicher and Stonewall counties, as well as drilling one new operated well in Crane County sometime in 2023.  The majority of capital spent in 2023 to date has been on a well deepening in the Abo Area.  The $4.5 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

Distributions Declared After Quarter End

10.	Subsequent Events

On October 20, 2023, the Trust declared a cash distribution of $0.040837 per Trust unit based upon production during the month of August 2023.

	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
August	24,525	33,798	$79.44	$3.62

Off-Balance Sheet Arrangements

As of September 30, 2023, the Trust had no off-balance sheet arrangements.

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of September 30, 2023, that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Boaz Energy.

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

During the quarter ended September 30, 2023, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Boaz Energy.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation sought surface use damages and alleged violations of the terms of the leases, among other things. The court had set a two-day bench trial to commence May 18, 2022, but on May 10, 2022, the court granted motions for summary judgment effectively disposing of the plaintiff’s claims. At a status conference conducted on May 12, 2022, the plaintiff confirmed the court’s rulings disposed of all the plaintiff’s claims. The court held a hearing regarding attorneys’ fees in June 2022. On May 12, 2023, the court entered its final judgment, incorporating its prior order granting the defendants’ motion for summary judgment and granting defendants’ motion for attorneys’ fees. On June 12, 2023, the plaintiff filed a notice of appeal, notifying all parties of its intent to appeal the judgment to the Eighth Court of Appeals in El Paso County, Texas. On October 26, 2023, the Eighth Court of Appeals in El Paso County, Texas granted the plaintiff-appellant’s request for an extension of time to file its appellant brief. The plaintiff-appellant has until November 24, 2023, to file its appellant brief.

ITEM 6.	Exhibits.
Exhibit No.	Description
3.1	Certificate of Trust of PermRock Royalty Trust (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 (SEC File No. 333-224191) filed on April 6, 2018).
3.2	Amended and Restated Trust Agreement of PermRock Royalty Trust, dated May 4, 2018, among Boaz Energy II, LLC, Wilmington Trust, National Association, as Delaware Trustee of PermRock Royalty Trust, and Argent Trust Company, as Trustee of PermRock Royalty Trust (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (SEC File No. 001-38472) filed on May 8, 2018).
3.3	Amendment No. 1 to the Amended and Restated Trust Agreement of PermRock Royalty Trust, dated May 4, 2022 (incorporated by reference to Exhibit 4.1 to Current Report on form 8-K (SEC File No 001-38472) filed on May 6, 2022).
31.1	Section 302 Certification.*
32.1	Section 906 Certification.*

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERMROCK ROYALTY TRUST
By: Argent Trust Company, as Trustee
By: /s/ Nancy Willis Nancy Willis VP Trust Administrator

Date: November 14, 2023

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

