Form 10-K
period 2023-12-31
PermRock Royalty Trust
filed 2024-04-01
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

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

The aggregate market value of Trust units representing beneficial interests in PermRock Royalty Trust held by non-affiliates on June 30, 2023 (the last business day of its most recently completed second fiscal quarter), was approximately $38,121,115 based on the closing price as quoted on the New York Stock Exchange. As of April 1, 2024, 12,165,732 Trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

PERMROCK ROYALTY TRUST
FORM 10-K
For the Fiscal Year Ended December 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-K (“Annual Report”) contains, and other materials filed or to be filed by the PermRock Royalty Trust (the “Trust”) with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Such forward-looking statements may be or may concern, among other things, Boaz Energy II, LLC’s (“Boaz Energy”) and Argent Trust Company’s (as the Trustee (as hereinafter defined) of the Trust) expectations, beliefs and plans regarding: (i) Boaz Energy’s capital expenditure budget and anticipated expenditures; (ii) Boaz Energy’s 2024 outlook, including participation in non-operated drilling and waterflood conformance and expansion work in Crane and Glasscock Counties; (iii) Boaz Energy’s plan to drill a new well in Crane County, Texas; (iv) estimated capital required for 2024 operations; (v) amount and timing of cash reserves by the Trustee; (vi) drilling activity; (vii) estimated present value of future cash flows; (viii) characteristics of the Underlying Properties, including estimates regarding oil and gas reserves; (ix) the impact of a loss of any major customers; (x) reliance on third parties for facilities and services; (xi) the ability of Boaz Energy’s insurance coverage to cover certain claims; (xii) burdens and obligations affecting the Underlying Properties and their impact on the Underlying Properties and Net Profits Interest; (xiii) the quality of Boaz Energy’s title to the Underlying Properties; (xiv) the impact of litigation on the Trust and regulatory matters; (xv) the tax treatment of the Net Profits Interest; (xvi) the treatment of the Net Profits Interest in the event of Boaz Energy’s bankruptcy; (xvii) distributions to Trust unitholders, including in the event of contingencies; and (xviii) future cash retentions from distributions. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements are based on certain assumptions of the Trustee, and certain assumptions of information provided to the Trust by Boaz Energy, the owner of the Underlying Properties; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Boaz Energy; and involve risks and uncertainties. The following important factors, in addition to those discussed elsewhere in this Annual Report, could affect the future results of the energy industry in general, and Boaz Energy and the Trust in particular, and could cause actual results to differ materially from those projected in such forward-looking statements:

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

ii

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

iii

Glossary of Terms

average realized sales price	The average sales price actually received for the sale of oil and natural gas, as distinguished from the NYMEX or other published prices.
Bbl	Barrel (of oil).
Boe	Barrel of oil equivalent.
Btu	A British Thermal Unit, a common unit of energy measurement.
completion	The installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.
developed oil and natural gas reserves	Reserves of any category that can be expected to be recovered (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well. See 17 CFR § 210.4-10(aX6).
development well	A well drilled into a proved oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.
differential	The difference between a benchmark price of oil and natural gas, such as the NYMEX crude oil spot, and the wellhead price received.
distributable income	An amount paid to Trust unitholders equal to the net profits income received by the Trust during a given period plus interest, less the expenses and payment of liabilities of the Trust, adjusted by any changes in cash reserves.
estimated future net revenues	Computed by applying current oil and natural gas prices (with consideration of price changes only to the extent provided by contractual arrangements and allowed by federal regulation) to estimated future production of proved oil and natural gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. See 17 CFR § 210.4-10(c)(4)(A). “Estimated future net revenues” are sometimes referred to in this Annual Report on Form 10-K as “estimated future net cash flows.”
farm-in or farm-out agreement	An agreement under which the owner of a working interest in an oil or natural gas lease typically assigns the working interest or a portion of the working interest to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a "farm-in" while the interest transferred by the assignor is a "farm-out."
field	An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.
GAAP	United States generally accepted accounting principles.
gross acres or wells	The total acres or wells, as the case may be, in which a working interest is owned.
MBbl	One thousand barrels of crude oil or condensate.
MBoe	One thousand barrels of crude oil equivalent.

iv

Mcf	One thousand cubic feet (of natural gas).
MMBoe	One million barrels of crude oil equivalent.
MMBtu	One million Btus.
MMcf	One million cubic feet (of natural gas).
natural gas liquids (NGL)	Those hydrocarbons that are separated from the gas as liquids through the process of absorption, condensation, or other methods in gas processing or cycling plants.
net profits	Gross profits received by Boaz Energy from the sale of production from the Underlying Properties, less applicable costs, as provided in the Conveyance.
net profits income	Net profits multiplied by the net profits percentage of 80%, which is paid to the Trust by Boaz Energy. “Net profits income” is referred to as “royalty income” for tax reporting purposes.
Net Profits Interest	An interest in an oil and natural gas property measured by net profits from the sale of production, rather than a specific portion of production. An 80% net profits interest was conveyed to the Trust entitling the Trust to receive 80% of the net profits from the Underlying Properties.
net acres or net wells	The sum of the fractional working interests owned by a given operator in gross acres or wells, as the case may be.
NGL non-operated	Natural gas liquids. Working interests which are part of the Underlying Properties but are not operated by Boaz Energy.
NYMEX	The New York Mercantile Exchange is a commodity futures exchange that quotes prices for transactions which are the prices paid for various commodities, including oil and natural gas, throughout the world.
plugging of abandoned wells	Activities to remove production equipment and seal off a well at the end of a well's economic life.
proved developed reserves	Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

v

proved reserves	Those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. The area of the reservoir considered as proved includes (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons, as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil, elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty. Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.
proved undeveloped reserves (PUDs)	Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.
PV-10	The present value of estimated future net revenues using a discount rate of 10% per annum.
reasonable certainty	(i) If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered or (ii) if probabilistic methods are used, there should be at least a 90% probability that the quantities actually recovered will equal or exceed the estimate. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as changes due to increased availability of geoscience (geological, geophysical, and geochemical), engineering, and economic data are made to estimated ultimate recovery (EUR) with time, reasonably certain EUR is much more likely to increase or remain constant than to decrease. See 17 CFR § 210.4-10(a)(24).
recompletion	The completion for production of an existing well bore in another formation from which that well has been previously completed.

vi

reservoir	A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.
secondary recovery	The second stage of hydrocarbon production during which an external fluid such as water or gas is injected into the reservoir through injection wells located in rock that has fluid communication with production wells. The purpose of secondary recovery is to maintain reservoir pressure and to displace hydrocarbons toward the wellbore. The most common secondary recovery techniques are gas injection and waterflooding.
Tcf	One trillion cubic feet of natural gas.
Trust units	Trust units representing beneficial interests in the Trust.
Underlying Properties	The interest in certain oil and natural gas properties from which the Net Profits Interest was conveyed by Boaz Energy. The Underlying Properties include working interests in oil and natural gas producing properties located in the Permian Basin in Texas.
waterflood	A method of secondary recovery in which water is injected into the reservoir formation to displace residual oil. The water from injection wells physically sweeps the displaced oil to adjacent production wells.
working interest	An operating interest in an oil and natural gas property that provides the owner a specified share of production that is subject to all production expense and development costs.
workover	Operations on a producing well to restore or increase production.

vii

PART I

Item 1.	Business

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

On November 4, 2021, Simmons Bank announced that it had entered into an agreement with Argent Trust Company (“Argent”) pursuant to which Simmons Bank would be resigning as trustee of the Trust and nominated Argent as successor trustee of the Trust. The effective date of Simmons Bank’s resignation and Argent’s appointment as successor trustee was December 30, 2022. In accordance with the successor trustee provisions of the Trust Agreement, Argent, as successor trustee of the Trust, is subject to all terms and conditions of the Trust Agreement. The defined term “Trustee” as used herein shall refer to Simmons Bank (which maintains its offices at 2200 West 7th Street, Suite 210, P.O. Box 470727, Fort Worth, Texas 76147) for periods prior to December 30, 2022, and shall refer to Argent (which maintains its offices at 3838 Oak Lawn Ave, Suite 1720, Dallas, Texas 75219) for periods on and after December 30, 2022.

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

The Underlying Properties consist of 31,354 gross (22,394 net) acres in the Permian Basin. The Permian Basin extends over 75,000 square miles in West Texas and Southeastern New Mexico. The Underlying Properties consist of the following four operating areas:

•	Permian Clearfork area – consists of 2,434 net acres on the Central Basin Platform of the Permian Basin in Hockley and Terry Counties, Texas.

•	Permian Abo area – consists of 1,667 net acres on the Central Basin Platform of the Permian Basin in Terry and Cochran Counties, Texas.

•	Permian Shelf area – consists of 14,390 net acres on the Eastern Shelf of the Permian Basin in Glasscock, Schleicher, Stonewall and Coke Counties, Texas.

•	Permian Platform area – consists of 3,903 net acres on the Central Basin Platform of the Permian Basin in Ward, Crane, Terry and Ector Counties, Texas.

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

During the year ended December 31, 2023, Boaz Energy and other third-party operators of the Underlying Properties sold the oil produced from the Underlying Properties to third-party purchasers. Oil production from the Underlying Properties is typically transported by pipeline or truck from the field to the closest gathering facility or refinery. Boaz Energy and other operators sell the majority of the oil production from the Underlying Properties under contracts based on geographic location using market sensitive pricing. The price received by the operators for the oil production from the Underlying Properties is usually based on a regional price applied to equal daily quantities in the month of delivery that is then reduced for differentials based upon delivery location and oil quality.

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

For the year ended December 31, 2023, Boaz Energy reported that Phillips 66, Plains All American Pipeline, Energy Transfer Partners, Blackbeard Operating LLC, and Enterprise Crude Oil LLC accounted for 29.93%, 20.82%, 17.07%, 11.61%, and 10.23% respectively, of its total oil and natural gas revenues, and that no other purchaser accounted for 10% or more of the total revenue of the Underlying Properties. Boaz Energy does not believe that the loss of any of these parties as a purchaser of crude oil or natural gas production from the Underlying Properties would have a material impact on the business or operations of Boaz Energy or the Underlying Properties because of the large number of marketing firms and competitive nature of oil and gas purchasers in the Permian Basin. Oil and natural gas are currently sold to these four customers under short-term contracts at market prices.

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

Hazardous Substances and Waste Handling

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. Under CERCLA, these “responsible persons” may include the owner or operator of the site where the release occurred, and entities that transport, dispose of or arrange for the transport or disposal of hazardous substances released at the site. These responsible persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. On September 6, 2022, EPA designated two per- and polyfluoroalkyl substances (“PFAS”) as hazardous substances under CERCLA. PFAS chemicals are known as “forever chemicals” because of their persistence in the environment. PFAS have been widely used in industrial and commercial applications since the 1950s, including the oil and gas industry, and their designation as a CERCLA hazardous substance increases potential risks of incurring CERCLA liabilities where they have been historically used. In April 2023, EPA issued an Advance Notice of Proposed Rulemaking asking the public for input regarding potential future hazardous substance designations of PFAS under CERCLA, and in June 2023, EPA released a framework for addressing new and new uses of PFAS under the Toxic Substances Control Act (“TSCA”).  U.S. EPA’s National Enforcement and Compliance Initiatives for the fiscal years 2024-2027 listed PFAS identification and characterization of the extent of PFAS contamination as one of the agency’s new initiatives.

The Resource Conservation and Recovery Act (“RCRA”) and comparable state laws control the management and disposal of hazardous and non-hazardous waste. These laws and regulations govern the generation, storage, treatment, transfer and disposal of wastes generated. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of oil, natural gas and NGLs, if properly handled, are currently exempt from regulation as hazardous waste under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste provisions, state laws or other federal laws. However, it is possible that certain oil, natural gas and NGL drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production related oil, natural gas and NGL wastes from regulation as hazardous wastes under RCRA. The consent decree required the EPA to propose a rulemaking no later than March 15, 2019, for revision of certain Subtitle D criteria regulations pertaining to oil, natural gas and NGL wastes or to sign a determination that revision of the regulations is not necessary (which deadline was extended to April 23, 2019, due to a lapse in appropriations). On April 23, 2019, EPA made a determination that revisions to the federal regulations for the management of exploration and production waste under Subtitle D of RCRA are not necessary and issued a report explaining the basis for its decision. In October 2023, EPA released a final rule that eliminated an exemption that allowed facilities to avoid reporting information on PFAS when those chemicals were used in small concentrations. In January 2024, the EPA announced the automatic addition of seven PFAS to the list of chemicals covered by the Toxics Release Inventory (TRI), consistent with the Fiscal Year 2020 National Defense Authorization Act, and in February 2024, EPA released two proposed regulations under RCRA, adding nine PFAS to the list of RCRA hazardous constituents. EPA stated it will continue to work to identify areas for regulatory improvements and to address emerging issues to ensure exploration and production wastes continue to be managed appropriately. Any future regulatory change due to emerging issues, a change in EPA determination, or otherwise could result in an increase in the costs to manage and dispose of wastes, which could increase the costs of Boaz Energy’s operations.

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

Water Discharges

The Federal Water Pollution Control Act, also known as the “Clean Water Act” (“CWA”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil, into federal and state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Obtaining permits has the potential to delay the development of oil and natural gas projects. In addition, federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. On August 29, 2023, the EPA published a final rule clarifying the federal jurisdictional reach over waters of the United States (“WOTUS”) and conforming the definition of WOTUS with the U.S. Supreme Court’s interpretation in its Sackett v. EPA decision. The scope of jurisdiction under the CWA includes (a) waters (i) currently used, or that were used in the past, or may be susceptible to use in interstate or foreign commerce, including all waters which are subject to the ebb and flow of the tide; (ii) the territorial seas; or (iii) interstate waters, and (b) only wetlands that have a “continuous surface connection” with those traditional waters. “Continuous surface connection” means when there is no clear demarcation between traditional “waters” and wetlands, which is a narrower construction of applicable wetlands than years prior, thereby eliminating some of the wetlands previously covered. In the wake of the Sackett decision, several states have developed their own wetlands policies or regulatory programs to address discharges to intra-state waters that may no longer be regulated as WOTUS. Spill prevention, control and countermeasure plan requirements imposed under the CWA require appropriate containment berms and similar structures to help prevent the contamination of WOTUS in the event of a hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Oil Pollution Act of 1990, as amended, or “OPA,” amends the CWA and establishes strict liability and natural resource damages liability for unauthorized discharges of oil into WOTUS. OPA requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst-case discharge of oil into WOTUS. EPA and various states also impose permitting requirements for the disposal of produced water by underground injection. As these requirements increase and become more strict, they could result in an increase in the costs to manage and dispose of wastes, which could increase the costs of Boaz Energy’s operations.

Air Emissions

The CAA and comparable state laws restrict the emission of air pollutants from many sources through air emissions permitting programs and also impose various monitoring, testing, and reporting requirements. These laws and regulations may require Boaz Energy to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or incur development expenses to install and utilize specific equipment or technologies to control emissions. For example, in June 2016 the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements. In addition, EPA, New Mexico, Texas and other states have begun to regulate through their New Source Performance Standards (“NSPS”) and other air emissions programs the emission of VOCs and methane from oil and gas production process equipment, storage tanks and produced water impoundments and other assets. These requirements could increase the costs of development and production on the Underlying Properties, potentially impairing the economic development of the Underlying Properties and reducing the amount of cash distributable to Trust unitholders. Obtaining permits has the potential to delay the development of oil and natural gas projects. Federal and state regulatory agencies may impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations. As particularly related to the CAA, the EPA’s National Enforcement and Compliance Initiatives for fiscal years 2024-2027, which were updated on August 17, 2023, continued some of its initiatives from fiscal year 2020-2023, including addressing hazardous air pollutant violations in communities already highly burdened with pollution impacts and to focus on chemical accident risk prevention under Section 112(r) of the CAA with a focus on anhydrous ammonia (mainly used as a fertilizer or a refrigerant) and hydrogen fluoride (used in petrochemical manufacturing).  Reducing emissions from significant sources of volatile organic compounds (“VOC”) and hazardous air pollutants could lead to increased scrutiny of air emissions from oil and gas operations. Air toxin reporting is currently voluntary, but if it became mandatory, then there may be increased costs to Boaz Energy’s operations. On November 21, 2023, EPA proposed to amend the National Emission Standards for Hazardous Air Pollutants (“NESHAPs”) for oil and gas production facilities and for natural gas transmission and storage facilities to remove an affirmative defense based on emissions caused by malfunctions. If promulgated this rule could ultimately increase Boaz Energy’s costs of compliance.

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

Federal agencies also have begun directly regulating emissions of methane from oil and natural gas operations. For example, in June 2016, the EPA published New Source Performance Standards (“NSPS”), known as Subpart OOOOa, that requires certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. However, on August 28, 2019, the EPA published a notice of reconsideration proposing to rescind methane-specific requirements for new and modified oil and gas infrastructure, which drew legal challenges. Subsequently, on November 2, 2021, EPA released a proposed rule that would limit emissions of methane—a greenhouse gas—from facilities in the oil and gas sector. In November 2022, EPA published a supplemental proposed rule that will increase monitoring and mitigation requirements related to methane and VOC emissions from the oil and gas industry. The proposed regulations, once effective, would reach new and existing facilities in the production, gathering, processing, and transmission and storage segments. Notably, the Biden administration has made addressing climate change a priority and is expected to take steps to reduce harmful air emissions, which could result in new efforts to set methane limits and otherwise regulate GHGs. On December 2, 2023, EPA issued a final rule to reduce emissions of methane and other harmful pollutants from oil and gas operations. The rule added new NSPS standards to reduce methane and VOCs from oil and gas operations and developed a new “super emitter” program. EPA has also proposed a new rule to establish a Waste Emission Charge that applies to methane emissions from certain oil and gas operations.

Many states have adopted GHG emission reduction goals broadly and for specific industries, which provides for GHG regulation and limits on permitting that will affect the oil and gas industry, for example through moratoriums on drilling and limits on permitting.

The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict or place a fee or charge on emissions of GHGs could result in increased compliance costs or additional operating restrictions for Boaz Energy and could have a material adverse effect on our business, financial condition and results of operations. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that oil and gas will continue to represent a major share of global energy use through 2040, and other private sector studies project continued growth in demand for the next two decades. However, recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector. Moreover, activist shareholders have introduced proposals that may seek to force companies to adopt aggressive emission reduction targets or to shift away from more carbon-intensive activities. While we cannot predict the outcomes of such proposals, they could make it more difficult for Boaz Energy to engage in exploration and production activities, ultimately reducing distributable cash to Trust unitholders. Finally, many scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect on operations of the Underlying Properties and, as a result, the amount of cash distributable to Trust unitholders.

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

In addition, as a result of one or more settlements approved by the U.S. Fish & Wildlife Service (the “FWS”), the FWS was required to make a determination on the listing of numerous other species as endangered or threatened under the ESA by the end of the FWS’ 2017 fiscal year. The agency missed the deadline, and the review is reportedly ongoing. On August 12, 2019, the FWS finalized a package of ESA regulatory revisions addressing standards for listing, delisting, and reclassification of species, consultation parameters, and protections for threatened species, changes which are expected to ease the path for development projects On June 22, 2023, the FWS proposed to revise the 2019 final rule regarding consultation, listing and reclassification of species and designations of critical habitat, and reinstatement of the “blanket” 4(d) rules that were withdrawn in 2019.

The designation of previously unidentified endangered or threatened species could cause Boaz Energy’s operations to become subject to operating restrictions or bans, and limit future development activity in affected areas. For example, the Dunes Sagebrush Lizard, whose habitat includes portions of the Permian Basin, is proposed to be listed as endangered under the ESA as of July 3, 2023. If the Dunes Sagebrush Lizard or other species are listed, the FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state and private lands. To the extent species are listed under the ESA or similar state laws, or previously unprotected species are designated as threatened or endangered in areas where the Underlying Properties are located, operations on the Underlying Properties could incur increased costs arising from species protection measures and face delays or limitations with respect to production activities thereon.

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

Summary of Risk Factors

The risk factors summarized and detailed below could materially harm production from the Underlying Properties, operating results and/or the Trust’s financial condition, adversely affect proceeds to the Trust and cash distributions to Trust unitholders, and/or cause the price of the Trust units to decline. These are not all the risks the Trust faces, and other factors not presently known to the Trust or that the Trust currently believes are immaterial may also affect the Trust if they occur. These risks and uncertainties include, but are not limited to, the following:

•	Oil and natural gas prices are volatile, and lower oil and natural gas prices could reduce proceeds to the Trust and cash distributions to Trust unitholders.

•	Pandemics and other public health concerns, including a COVID-19 pandemic resurgence or emergence of new COVID-19 variants, are possible and could adversely affect global demand for oil and gas, the operators of the Underlying Properties, the Net Profits Interest and the cash available for distribution to unitholders.

•	The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices, which could reduce the amount of cash available for distribution to Trust unitholders.

•	Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units.

•	Developing oil and natural gas wells and producing oil and natural gas are costly and high-risk activities with many uncertainties that could adversely affect future production from the Underlying Properties. Any delays, reductions or cancellations in development and producing activities could decrease revenues that are available for distribution to Trust unitholders.

•	The amount of cash available for distribution by the Trust depends in part on access to and operation of gathering, transportation and processing facilities on commercially reasonable terms or otherwise. Any limitation in the availability of those facilities could interfere with sales of oil and natural gas production from the Underlying Properties.

•	Boaz Energy or any other operator of any Underlying Property may abandon the property, thereby terminating the related Net Profits Interest payable to the Trust that is attributable to the abandoned property.

•	The unavailability or high cost of equipment, supplies, personnel and services could increase costs of developing and operating the Underlying Properties and result in a reduction in the amount of cash available for distribution to the Trust unitholders.

•	All of the Underlying Properties are concentrated in the Permian Basin, making the Trust vulnerable to risks associated with operating in only one major geographic area.

•

A bankruptcy of Boaz Energy or any third-party operator could adversely affect the operation of the wells and the development of the proved undeveloped reserves and interrupt or decrease distributions to Trust unitholdrs.

•	The reserves attributable to the Underlying Properties are depleting assets and production from those reserves will diminish over the long term and may eventually cease, therefore, proceeds to the Trust and cash distributions to Trust unitholders will decrease over time and may eventually cease.

•	An increase in the differential between the price realized by Boaz Energy for oil or natural gas produced from the Underlying Properties and the NYMEX or other benchmark price of oil or natural gas could reduce the profits to the Trust and, therefore, the cash distributions by the Trust and the value of Trust units.

•	Higher production and development costs related to the Underlying Properties and other costs and expenses incurred by the Trust without concurrent increases in revenue, will result in decreased Trust distributions.

•	A significant portion of the reserves associated with and production from the Underlying Properties will be influenced by the success of secondary recovery techniques. There are uncertainties associated with such techniques and, if these recovery methods do not result in expected production levels, net profits available for distribution to Trust unitholders could be less than expected.

•	The standardized measure of the estimated proved oil and natural gas reserves attributable to the Trust’s interest in the Underlying Properties and the associated PV-10 calculation are not necessarily the same as the current market value of those estimated reserves.

•	The Trust units may lose value as a result of title deficiencies with respect to the Underlying Properties.

•	The amount of cash available for distribution by the Trust could be reduced by expenses caused by uninsured claims.

•	War, military invasions, terrorism and continued geopolitical hostilities could adversely affect the Trust’s distributions to its unitholders or the market price of its units.

•	Future net profits income to the Trust may be subject to risks relating to the creditworthiness of third parties.

•	The Trust is passive in nature and neither the Trust nor the Trust unitholders have any ability to influence Boaz Energy and other third-party operators or control the operation or development of the Underlying Properties.

•	Boaz Energy may transfer all or a portion of the Underlying Properties at any time without Trust unitholder consent, subject to specified limitations.

•	The Trustee must, under certain circumstances, sell the Net Profits Interest and dissolve the Trust prior to the expected termination of the Trust. If this were to occur, Trust unitholders may not recover their investment.

•	Conflicts of interest could arise between Boaz Energy and its affiliates, on the one hand, and the Trust and the Trust unitholders, on the other hand.

•	The Trust is administered by a Trustee who cannot be replaced except by a majority vote of the Trust unitholders at a special meeting, which may make it difficult for Trust unitholders to remove or replace the Trustee.

•	Boaz Energy’s ability to perform its obligations to the Trust could be limited by restrictions under its debt agreements.

•	Trust unitholders have limited ability to enforce provisions of the Conveyance creating the Net Profits Interest, and Boaz Energy’s liability to the Trust is limited.

•	If the Trust cannot meet the New York Stock Exchange continued listing requirements, the NYSE may delist the Trust units.

•	Boaz Energy may sell Trust units in the public or private markets, and such sales could have an adverse impact on the trading price of the Trust units.

•	The trading price for the Trust units may not reflect the value of the Net Profits Interest held by the Trust.

•	Courts outside of Delaware may not recognize the limited liability of the Trust unitholders provided under Delaware law.

•	The operations of the Underlying Properties are subject to complex federal, state, local and other laws and regulations, including environmental laws and regulations, that could adversely affect the cost, manner or feasibility of conducting operations on them or result in significant costs and liabilities, which could reduce the amount of cash available for distribution to Trust unitholders.

•	Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in Boaz Energy incurring increased costs, additional operating restrictions or delays and fewer potential drilling locations.

•	The adoption and implementation of international, federal or state climate change legislation or regulations could result in increased operating costs for Boaz Energy and reduced demand for the oil, natural gas and NGLs that Boaz Energy produces.

•	The potential physical effects of climate change could disrupt production on the Underlying Properties and cause Boaz Energy and other third-party operators to incur significant costs, thereby reducing cash distributable to Trust unitholders.

•	Additional restrictions on drilling activities intended to protect certain species of wildlife may adversely affect Boaz Energy’s and other third-party operators' ability to conduct drilling activities.

•	The business of Boaz Energy could be negatively affected by various security threats, including cybersecurity threats, and other disruptions.

•	The Trustee may be subject to attempted cybersecurity disruptions from a variety of sources.

•	The Trust has not requested a ruling from the IRS regarding the tax treatment of the Trust. If the IRS were to determine (and be sustained in that determination) that the Trust is not a “grantor trust” for U.S. federal income tax purposes, the Trust could be subject to more complex and costly tax reporting requirements that could reduce the amount of cash available for distribution to Trust unitholders.

•	Trust unitholders are required to pay U.S. federal income taxes on their share of the Trust’s income, even if they do not receive any cash distributions from the Trust.

•	A portion of any gain recognized on the disposition of the Trust units could be taxed as ordinary income.

•	The Trust generally allocates its items of income, gain, loss and deduction between transferors and transferees of the Trust units based upon the monthly record date. The IRS may challenge this treatment.

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

The Trust’s reserves and monthly cash distributions are highly dependent upon the prices realized from the sale of oil and natural gas. Oil and natural gas are commodities, and their prices can be volatile and fluctuate widely in response to market uncertainty and relatively minor changes in the supply of and demand for oil and natural gas. Factors that affect oil and natural gas prices include, among others:

•	worldwide and regional economic conditions impacting the global supply of and demand for oil and natural gas;
•	the price and quantity of foreign imports and U.S. exports of oil and natural gas;
•	political conditions in major oil producing regions, especially in the Middle East and Russia, including the conflicts between Russia and Ukraine and Israel and Hamas;
•	the effects of armed conflict throughout the world on global oil and gas producing regions, countries, thoroughfares and the oil and gas markets;
•	expectations about future prices of, or the supply of and demand for oil and natural gas;
•	the volatility and uncertainty of regional pricing differentials, particularly prevailing prices on local price indexes in the Permian Basin;
•	public health concerns, such as COVID-19;
•	technological advances affecting energy consumption, energy storage and energy supply;
•	the price and availability of alternative fuels;
•	the proximity, capacity, cost and availability of gathering and transportation facilities;
•	U.S. federal, state and local governmental regulation and taxation;
•	energy conservation and environmental measures; and
•	acts of force majeure.

These factors make it extremely difficult to predict oil and natural gas price movements or future cash distributions to unitholders. Lower oil, natural gas and natural gas liquids prices have resulted in and may result in future periods of reduced net proceeds to which the Trust is entitled. This could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders and may ultimately reduce the amount of oil and natural gas that is economic to produce from the Underlying Properties. Sustained lower prices of oil and natural gas could also negatively affect the price of the Trust units and the qualification of the Trust units to remain listed on the New York Stock Exchange. Because the monthly distributions correlate with the net profits generated each month after payment of costs and expenses related to the Underlying Properties (including direct operating expenses and development expenses), future monthly distributions paid to the Trust unitholders will vary significantly from month to month and may be zero in any given month.

Pandemics and other public health concerns, including a COVID-19 pandemic resurgence or emergence of new COVID-19 variants, are possible and could adversely affect global demand for oil and gas, the operators of the Underlying Properties, the Net Profits Interest and the cash available for distribution to unitholders.

In the event of a resurgence of COVID-19, the emergence of new strains or variants of COVID-19, or the occurrence of other pandemics or public health concerns, it is not possible to predict the impact such public health concern may have on global demand for oil and gas. If prices are negatively impacted in the future, it is possible Boaz Energy or any third-party operator of the Underlying Properties could shut in or curtail production from wells on the Underlying Properties or plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices, without the consent of the Trust or the Trust unitholders. Substantial declines in and extended periods of decreased economic activity and depressed oil, natural gas and natural gas liquids prices have previously resulted in and may in future periods result in reductions in the amount of oil and natural gas that is economic to produce from the Underlying Properties, reduced net proceeds to which the Trust is entitled, and elimination of cash available for distribution to Trust unitholders for an unknown period of time.

To the extent COVID-19, other health concerns, or related mitigation efforts adversely affect production from the Underlying Properties or the business, results of operations and financial condition of the operators of the Underlying Properties, it may also have the effect of heightening many of the other risks described in this Form 10-K.

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

Boaz Energy or any other operator of any Underlying Property may abandon the property, thereby terminating the related Net Profits Interest payable to the Trust that is attributable to the abandoned property.

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

The Trustee reviews the Trust’s Net Profits Interest in oil and natural gas properties for impairment annually and whenever events or circumstances indicate that the carrying value of the Net Profits Interest may not be recoverable. In the event of material revisions, the Trustee reviews the impact of these revisions on the amortization of Trust Units and impairment estimates. During 2023, a material revision was made to reserves resulting in the additional recognition of amortization of Trust Units. The Trust recognized $4,164,943 of amortization of Trust Units for the year ended December 31, 2023.  There was no impairment present for the year ended December 31, 2023, after revisions to undiscounted cash flows. In general, neither the Trustee nor Boaz Energy view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicate that the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the Net Profits Interest to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the Net Profits Interest are less than the Net Profits Interest carrying value, the Trust would recognize an impairment loss for the difference between the Net Profits Interest carrying value and the estimated fair value of the Net Profits Interest. The determination as to whether the Net Profits Interest is impaired is based on the best information available to the Trustee at the time of the evaluation, including information provided by Boaz Energy such as estimates of future production and development and operating expenses.

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

The Trust units are a passive investment that entitle the Trust unitholder to only receive cash distributions from the Net Profits Interest conveyed to the Trust. Trust unitholders have no voting rights with respect to Boaz Energy and, therefore, have no managerial, contractual or other ability to influence Boaz Energy’s or other third-party operators’ activities or the operations of the Underlying Properties. Boaz Energy operated approximately 80% of the production from the Underlying Properties as of December 31, 2023, and is generally responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect such properties. Boaz Energy may take actions that are in its own interest that may be different from the interests of the Trust. The failure of Boaz Energy or any other third-party operator to conduct its operations, discharge its obligations and comply with regulatory requirements could have an adverse effect on the net profits payable to the Trust.

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

In addition, Boaz Energy may cause the Trustee to (i) sell all or any part of the Trust estate, including all or any portion of the Net Profits Interest or (ii) release any portion of the Net Profits Interest in connection with the sale, free from and unburdened by the Net Profits Interest, by Boaz Energy and/or its affiliates of a divided or undivided portion of their interests in the Underlying Properties, if approved by Trust unitholders holding at least 75% of the outstanding Trust units, provided that, after December 31, 2023, such a sale or release shall require approval of a majority of the outstanding Trust units if Boaz Energy and its affiliates own less than 25% of the outstanding Trust units. The net proceeds of any such sale or the consideration received in respect of such release, as applicable, shall be distributed to the Trust unitholders in the manner approved by the Trust unitholders at such meeting.

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

Boaz Energy held an aggregate of 4,884,861 Trust units as of March 25, 2024. Boaz Energy may sell Trust units in the public or private markets, and any such sales could have an adverse impact on the price of the Trust units or on any trading market that may develop. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. The Trust filed a Registration Statement on Form S-3 on April 28, 2022 (the “Registration Statement”) seeking the registration of 5,801,675 Trust units held by Boaz Energy. The SEC confirmed the effectiveness of the Registration Statement on May 9, 2022. The Trust has not and will not receive any of the proceeds received from the sale of the Trust units. The selling unitholder will bear all costs and expenses incidental to the preparation and filing of the Registration Statement, excluding certain internal expenses of the Trust, which will be borne by the Trust, and any underwriting discounts and commissions, which will be borne by the selling unitholder as the seller of the Trust units. As of March 25, 2024, Boaz Energy owned 4,884,861 Trust units of the 12,165,732 units issued and outstanding.

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

The oil and natural gas exploration and production operations on the Underlying Properties are subject to stringent and comprehensive federal, state and local laws and regulations, including laws governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations, some of which are discussed under “Environmental Matters and Regulation,” may impose numerous obligations that apply to the operations on the Underlying Properties, including the requirement to obtain a permit before conducting drilling, secondary recovery, waste disposal or other regulated activities; the restriction of types, quantities and concentrations of materials that can be released into the environment; restrictions on water withdrawal and use; and the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas. Compliance with such laws and regulations may generate significant costs, such as development expenses to install pollution or safety-related controls at the operated facilities and impose substantial liabilities for pollution resulting from operations. Failure to comply with these and other laws and regulations may result in litigation, the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations on the Underlying Properties. Furthermore, the inability to comply with environmental laws and regulations in a cost-effective manner, such as removal and disposal of produced water and other generated oil and natural gas wastes, could impair the production of oil and natural gas from the Underlying Properties in a commercial manner, which could further result in a reduction of distributable cash to the Trust unitholders.

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

The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs, as described under “Environmental Matters and Regulation – Climate Change,” could result in increased compliance costs or additional operating restrictions and could have a material adverse effect on Boaz Energy’s business, financial condition and results of operations. Recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for operators to engage in exploration and production activities, ultimately reducing income generated from the Underlying Properties and, as a result, the cash distributable to Trust unitholders. Moreover, such new legislation or regulatory programs could also increase the cost to consumers, and thereby reduce demand for oil and natural gas, which could reduce the demand for the oil or natural gas produced and lower the value of the reserves.

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

Additional restrictions on drilling activities intended to protect certain species of wildlife may adversely affect Boaz Energy’s and other third-party operators’ ability to conduct drilling activities.

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

Boaz Energy faces various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the security of the facilities and infrastructure of Boaz Energy and of third parties on which Boaz Energy relies such as processing plants and pipelines. These threats pose a risk to the security of Boaz Energy’s systems and networks, the confidentiality, availability and integrity of its data and the physical security of its employees and assets. Boaz Energy relies on information technology (“IT”) systems and networks in connection with its business activities, including certain of its exploration, development and production activities. Boaz Energy relies on digital technology, including information systems and related infrastructure, as well as cloud applications and services, to, among other things, estimate quantities of oil, natural gas and NGL reserves, analyze seismic and drilling information, process and record financial and operating data and communicate with employees and third parties. As dependence on digital technologies has increased in the oil and gas industry, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. Boaz Energy has experienced cyber-attacks in the past and may not be successful in preventing future security breaches or cyber-attacks or mitigating their effect. Any security breach or cyber-attack could have a material adverse effect on Boaz Energy’s reputation and competitive position and could lead to losses of sensitive information, critical infrastructure or capabilities essential to Boaz Energy’s operation of the Underlying Properties, its calculation of gross and net profits and its remittance of payments in respect of the Net Profits Interest to the Trust. Cyber-attacks or security breaches also could result in litigation or regulatory action. In addition, Boaz Energy’s implementation of various procedures and controls to monitor and mitigate security threats, including cybersecurity threats, and to increase security for its information, facilities and infrastructure may result in increased capital and operating costs.

In addition to the risks presented to Boaz Energy’s systems and networks, cyber-attacks affecting oil and natural gas distribution systems maintained by third parties, or the networks and infrastructure on which they rely, could delay or prevent delivery to markets. A cyber-attack of this nature would be outside the Boaz Energy’s ability to control but could have a material adverse effect on Boaz Energy’s business, financial condition and results of operations, and could have a material adverse effect on the Trust.

The Trustee may be subject to attempted cybersecurity disruptions from a variety of sources.

The Trustee maintains robust cybersecurity protocols including, but not limited to technological capabilities that prevent and detect disruptions; computer workstations and programs protected with passwords and passphrases, as well as employee training throughout the year on cybersecurity followed up by testing of that knowledge. Other, non-technical protocols include securing of documents and work areas that could contain personal, non-public information and independent verification of information changes by outside vendors. If the measures taken to protect against cybersecurity disruptions prove to be insufficient or if proprietary data is otherwise not protected, the Trustee could be adversely affected. The Trust is also exposed to potential harm from cybersecurity events that may affect the operations of third parties, including suppliers, service providers (including providers of cloud-hosting services for our data or applications), and customers. Cybersecurity disruptions could cause physical harm to people or the environment, damage or destroy assets; compromise business systems; result in proprietary information being altered, lost, or stolen; result in employee, customer, or third-party information being compromised; or otherwise disrupt business operations. The Trust could incur significant costs to remedy the effects of a major cybersecurity disruption in addition to costs in connection with resulting regulatory actions, litigations, or reputational harm.

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

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity.

The Trust does not have a board of directors, so the Trustee is responsible for oversight of the Trust’s risks from cybersecurity threats. The Trustee has dedicated personnel that are responsible for assessing and managing the Trust’s cyber risk management program, informing senior management of the Trustee regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervising such efforts. The Trustee’s information technology team has decades of experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes, and relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by the Trustee to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. External partners are a key part of the Trustee’s cybersecurity protocols and policies. The Trustee works with leading firms in the cybersecurity industry, leveraging their technology and expertise to monitor and maintain the performance and effectiveness of products and services that are used by the Trustee.

The Trustee maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats, which processes are integrated into the Trustee’s overall risk management process. The Trustee maintains robust cybersecurity protocols including, but not limited to technological capabilities that prevent and detect disruptions; computer workstations and programs protected with passwords and passphrases, as well as employee training throughout the year on financial regulations and cybersecurity followed up by testing of that knowledge. The protocols are based on recognized best practices and standards for cybersecurity and information technology. The Trustee has an annual assessment, performed by a third-party vendor, of the Trustee’s cyber risk management program.

Other non-technical protocols include securing of documents and work areas that could contain personal, nonpublic information and independent verification of information changes by outside vendors.

The Trust faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. The Trustee has experienced, and will continue to experience, cyber incidents in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on the Trust’s business, financial condition, results of operations, or cash flows. See “Risk Factors – Cybersecurity Risks.”

Item 2.	Properties

Description of the Underlying Properties

The Underlying Properties consist of 31,354 gross (22,394 net) acres in the Permian Basin. The Permian Basin extends over 75,000 square miles in West Texas and Southeastern New Mexico, consists of multiple, stacked hydrocarbon-bearing formations and has produced over 30 billion Bbls of oil and more than 75 Tcf of natural gas since its discovery in 1921. The basin is further characterized by a favorable operating environment, high oil and liquids-rich natural gas content, significant in-place midstream infrastructure, a well-developed network of oilfield service providers and long-lived reserves with generally consistent geologic attributes and reservoir quality.

The Underlying Properties consist of long-life reserves in mature, conventional oil fields with established decline curves. As of December 31, 2023, the Underlying Properties had proved reserves of 4.5 MMBoe and 96% of the volumes and 95% of PV-10 value were attributable to proved developed reserves. Approximately 93% of the 4.5 MMBoe of proved reserves, based on PV-10 value, were operated by Boaz Energy. For more information regarding changes in proved reserves, see Note 11 to the financial statements included in Item 8 of this Annual Report.

Major Producing Areas

The Underlying Properties consist of the following four operating areas:

The Permian Clearfork area consists of 2,434 net acres on the Central Basin Platform of the Permian Basin in Hockley and Terry Counties, Texas. A majority of the production in the Permian Clearfork area comes from wells in the Kingdom Clearfork field, which primarily produce from the Clearfork formation. Boaz Energy's waterflooding operations were first implemented in the Kingdom Clearfork field in March 2015. As of December 31, 2023, Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”) estimates the Underlying Properties in the Permian Clearfork to have 1.4 MMBoe of total proved reserves, 92% of which are proved developed reserves.

The Permian Abo area consists of 1,667 net acres on the Central Basin Platform of the Permian Basin in Terry and Cochran Counties, Texas. A majority of the production in the Permian Abo area comes from wells in the Kingdom Abo field, which primarily produce from the Abo formation. In 2011, a waterflood pilot program was implemented in the North West Terry Abo unit (“NWTA”) located in the Kingdom Abo field that converted one producing well to an injection well. Boaz Energy fully converted the field to water injection upon purchasing the NWTA in June 2016, and in January 2017 installed a new injection pump that added an additional injection capacity of 2,500 barrels of water per day. In August 2017, NWTA 313 demonstrated initial waterflood response. As of December 31, 2023, Cawley Gillespie estimates the Underlying Properties in the Permian Abo to have 0.7 MMBoe of total proved reserves, 100% of which are proved developed reserves.

The Permian Shelf area consists of 14,390 net acres on the Eastern Shelf of the Permian Basin in Glasscock, Schleicher, Stonewall and Coke Counties, Texas. A significant portion of the production in the Permian Shelf area comes from wells in the Fort McKavitt and Flowers fields, which primarily produce from the Canyon formation. As of December 31, 2023, Cawley Gillespie estimates the Underlying Properties in the Permian Shelf to have 1.2 MMBoe of total proved reserves, 100% of which are proved developed reserves.

The Permian Platform area consists of 3,903 net acres on the Central Basin Platform of the Permian Basin in Ward, Crane, Terry and Ector Counties, Texas. The properties primarily produce from the Clearfork, San Andres, and Devonian formations. As of December 31, 2023, Cawley Gillespie estimates the Underlying Properties in the Permian Platform to have 1.3 MMBoe of total proved reserves, 95% of which are proved developed.

Oil and Natural Gas Data

Proved Reserves

Cawley Gillespie, independent petroleum and geological engineers, estimated crude oil and natural gas (including natural gas liquids) proved reserves of the Underlying Properties’ full economic life and for the Trust life as of December 31, 2023. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the estimates. In addition, the reserves and net revenues attributable to the Net Profits Interest include only 80% of the reserves attributable to the Underlying Properties that are expected to be produced within the term of the Net Profits Interest. The technical person primarily responsible for overseeing the review of the third-party reserve reports is Marshall Eves, Boaz Energy's Chief Executive Officer. Mr. Eves received a Bachelor of Science in Petroleum Engineering and Bachelor of Science in Geophysics from Texas Tech University in 2004. Prior to joining Boaz Energy, Mr. Eves served as Executive Vice President of Stanolind Oil and Gas LP from January 2009 to October 2013. Mr. Eves has over 19 years of experience working in various capacities in the energy industry, including acquisition analysis, reserve estimation, reservoir engineering and operations engineering.

The independent petroleum engineer’s report as to the proved oil and natural gas reserves as of December 31, 2023, was prepared by Cawley Gillespie. Cawley Gillespie, whose firm registration number is F-693, was founded in 1961 and is a leader in the evaluation of oil and gas properties. The technical person at Cawley Gillespie primarily responsible for overseeing the reserve estimates with respect to the Underlying Properties and the Net Profits Interest attributable to the Trust is Mr. Zane Meekins. Mr. Meekins has been a practicing consulting petroleum engineer at Cawley Gillespie since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 36 years of practical experience in petroleum engineering, with over 34 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

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

The following table summarizes estimated proved reserve quantities and PV-10 attributable to the Trust as of December 31, 2023:

	Trust Net Profits Interest
	Oil	Natural Gas(1)	Total(2)	PV-10(3)(4)
	(MBbls)	(MMcf)	(MBoe)	(in thousands)
Proved Developed	1,489.3	1,789.7	1,787.6	$61,466.2
Proved Undeveloped	89.0	0.0	89.0	3,570.5
Total Proved	1,578.3	1,789.7	1,876.6	$65,036.7

_____________

(1)	Reserves for natural gas liquids are included as a component of natural gas reserves.
(2)	Boe represents an approximate energy equivalent basis such that one Bbl of crude oil equals approximately six Mcf of natural gas. However, the values of oil and natural gas fluctuate and the values of reserve volumes of oil and natural gas are often substantially different than the amount implied by the Boe ratio.
(3)	PV-10 is a non-GAAP financial measure and represents the present value of estimated future cash inflows from proved crude oil and natural gas reserves, less future development and production costs, discounted at 10% per annum to reflect timing of future cash inflows using the twelve-month unweighted arithmetic average of the first-day-of-the-month commodity prices, after adjustment for differentials in location and quality, for each of the preceding twelve months. An estimate of PV-10 is provided because it provides useful information to investors as it is widely used by professional analysts and sophisticated investors when evaluating oil and gas companies. PV-10 is considered relevant and useful for evaluating the relative monetary significance of oil and natural gas reserves. PV-10 is not intended to represent the current market value of the estimated reserves of the Underlying Properties.
(4)	For 2023, $2.637 per MMBtu of natural gas and $78.22 per Bbl of oil were used in determining future net revenue.

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

Proved Undeveloped Reserves (PUDs)

The following table summarizes the changes in estimated proved undeveloped reserves of the Trust for the year ended December 31, 2023:

	Oil (MBbls)(1)	Natural Gas (MMcf)(1)	Total (MBoe)
Proved Undeveloped Reserves:
Balance, December 31, 2022	1,129.0	622.1	1,232.7
Conversions into proved developed reserves	0	0	0
Revisions of previous estimates(2)	(1,067.9)	(622.1)	(1,171.6)
Extensions and discoveries	27.9	0	27.9
Acquisition of reserves	0	0	0
Balance, December 31, 2023	89.0	0.0	89.0

(1)	Reserves for natural gas liquids are included as a component of natural gas reserves.
(2)	Proved undeveloped reserves decreased for the year ended December 31, 2023, primarily due to the removal of 1,048.4 MBbl of proved undeveloped reserves of oil and 622.1 MMcf of proved undeveloped reserves of natural gas due to the SEC five-year booking rule. Negative price revisions due to lower oil prices also reduced proved undeveloped reserves of oil by 19.5 MBbl.

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2023, relating to the leasehold acreage associated with the Underlying Properties. Developed acreage consists of acreage spaced or assigned to productive wells and does not include undrilled acreage held by production under the terms of the lease. Undeveloped acreage is defined as acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)
Permian Clearfork	1,992	1,860	609	574	2,601	2,434
Permian Abo	1,767	1,437	480	230	2,247	1,667
Permian Shelf	10,454	7,166	8,041	7,224	18,495	14,390
Permian Platform	5,240	1,631	2,771	2,272	8,011	3,903
Total	19,453	12,094	11,901	10,300	31,354	22,394

(1)	A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.
(2)	A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Producing Wells Count

The table below summarizes the producing wells on the Underlying Properties as of December 31, 2023. Although many of these wells produce both oil and natural gas, a well is categorized as an oil well or a natural gas well based upon the ratio of oil to natural gas production. All wells in the table below are oil wells except for 5.0 gross (3.0 net) natural gas wells.

	Wells(1)
	Gross Wells(2)	Net Wells(3)
Permian Clearfork	65	59
Permian Abo	60	50
Permian Shelf	202	172
Permian Platform	179	49
Total	506	330

(1)	Boaz Energy's total gross wells associated with the Underlying Properties include 338 operated wells and 168 non-operated wells.
(2)	A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(3)	A net well is deemed to exist when the sum of the fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Drilling Results

The following is a summary of the number of development and exploratory wells drilled and completed on the Underlying Properties during the years indicated.

	Year Ended December 31,
	2023		2022		2021
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive	4.0	0.3	6.0	1.4	6.0	0.5
Dry holes	0	0	0	0	1	1
Exploratory Wells:
Productive	0	0	0	0	0	0
Dry holes	0	0	0	0	0	0
Total:
Productive	4.0	0.3	6.0	1.4	6.0	0.5
Dry holes	0	0	0	0	1	1

During 2023, there were 4 gross (0.3 net) producing wells and 0 injection wells drilled, and 0 producing wells converted into injection wells on the Underlying Properties. During 2022, there were 6 gross (1.4 net) producing wells and 0 injection wells drilled, and 0 producing wells converted into injection wells on the Underlying Properties. During 2021, there were 7 gross (1.5 net) producing wells and 0 injection wells drilled, and 0 producing wells converted into injection wells on the Underlying Properties.

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

Oil and Natural Gas Production

The following table presents the oil and natural gas sales volumes, average sales prices and average costs per Boe for the Underlying Properties on a historical basis for the years ended December 31, 2023, 2022, and 2021. All production derived from the Underlying Properties is from the Permian Basin.

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Production volumes(1):
Oil (MBbls)	317.8	351.7	385.4
Natural Gas (MMcf)	387.6	409.9	501.7
Total (MBoe)	382.4	420	469
Average net daily production (Boe/d)	1,047.67	1150.75	1284.98
Average realized sales prices:
Oil ($/Bbl)	$76.24	$93.15	$60.13
Natural gas ($/Mcf)	$3.74	$7.94	$4.31
Average price per Boe	$67.15	$85.74	$54.23
Average expenses per Boe:
Lease operating expense	$19.05	$15.28	$11.45
Severance and ad valorem taxes	$5.11	$5.16	$3.38
Total operating expenses per Boe	$24.79	$22.58	$15.58

(1)	Production from the Kingdom Clearfork field during the years ended December 31, 2023, 2022 and 2021, was 70, 67, and 91 MBoe, respectively, consisting of 70, 65, and 91 MBbls of oil, respectively, and 0.0, 10.7, and 0.0 MMcf of natural gas, respectively. Production from the Kingdom Abo field during the years ended December 31, 2023, 2022 and 2021 was 60, 50, and 71 MBoe, respectively, consisting of 60, 50, and 71 MBbls of oil, respectively, and 1.4, 0.0, and 0.0 MMcf of natural gas, respectively. Production from the Peak Victor field during the year ended December 31, 2023, was 57 MBoe, consisting of 30 MBbls of oil and 164.4 MMcf of natural gas. Such fields are the only fields that contain 15% or more of the total proved reserves attributable to the Underlying Properties as of December 31, 2023, 2022 and 2021.

Production costs for oil and natural gas attributable to the Underlying Properties for the years ended December 31, 2023, 2022, and 2021, were as follows:

	Year End
	2023	2022	2021
Costs
Severance Tax	$1,032,842	$1,506,113	$1,033,282
Ad Valorem Tax	922,851	662,107	550,000
Lease Operating Expense	7,284,563	6,417,318	5,368,937
Development costs	4,409,823	5,831,453	4,600,043
Direct Operating Expense	2,194,843	3,066,774	1,938,378
Other	2,094,993	3,289,482	1,764,395
Total costs	$17,939,915	$20,773,247	$15,255,035

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

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation sought surface use damages and alleged violations of the terms of the leases, among other things. The court had set a two-day bench trial to commence May 18, 2022, but on May 10, 2022, the court granted motions for summary judgment effectively disposing of the plaintiff’s claims. At a status conference conducted on May 12, 2022, the plaintiff confirmed the court’s rulings disposed of all the plaintiff’s claims. The court held a hearing regarding attorneys’ fees in June 2022. On May 12, 2023, the court entered its final judgment, incorporating its prior order granting the defendants’ motion for summary judgment and granting defendants’ motion for attorneys’ fees, but the plaintiff then filed a notice of appeal to the Eighth Court of Appeals in El Paso County, Texas The plaintiff-appellants filed their opening brief on December 11, 2023; and the defendant-appellees filed an answer brief on February 22, 2024.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

The Trust units are listed on the New York Stock Exchange (“NYSE”) under the symbol “PRT.” On March 25, 2024, there were 12,165,732 Trust units outstanding held by 11 unitholders of record, including 7,233,171 Trust units held by beneficial owners whose shares are held in street name by brokers and nominees.

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

Unregistered Sales of Securities

None.

Purchases of Securities

None.

Item 6.	[Reserved]

Item 7.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

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

2023 Recap and 2024 Outlook

In 2023, Boaz Energy participated in non-operated drilling and recompletion projects, waterflood conformance and reactivations in Terry, Coke, and Crane Counties. Boaz Energy completed reentry projects in the Permian Abo and Permian Shelf areas, maintained waterflood operations where prudent, and did necessary repairs to bring wells back to production.

In 2024, Boaz Energy plans to drill new producing wells in the Permian Shelf area and stimulate existing wells to improve production and waterflood operations. In addition, Boaz Energy plans to continue reactivating inactive wells by either returning them to production or recompleting them to new formations to maximize oil and gas production in this high commodity price environment.

RESULTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
Net profits income	$7,127,379	$13,160,845	$8,144,472
Interest income	58,812	16,591	180
Total revenue	7,186,191	13,177,436	8,144,652
Expenditures – general and administrative	(923,935)	(873,480)	(773,591)
Cash reserves	(0)	(0)	(0)
Distributable income	$6,262,256	$12,303,956	$7,371,061
Distributable income per unit (12,165,732 Trust units)	$0.514745	$1.011357	$0.605881

Distributable Income

 Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the year ended December 31, 2023, were as follows:

Record Date	Payment Date	Distribution per Unit
January 31, 2023	February 14, 2023	$0.070629
February 28, 2023	March 14, 2023	0.060217
March 31, 2023	April 14, 2023	0.050260
April 28, 2023	May 12, 2023	0.030888
May 31, 2023	June 14, 2023	0.030013
June 30, 2023	July 17, 2023	0.040784
July 31, 2023	August 14, 2023	0.039689
August 31, 2023	September 15, 2023	0.040201
September 29, 2023	October 16, 2023	0.040626
October 31, 2023	November 14, 2023	0.040837
November 30, 2023	December 14, 2023	0.040302
December 29, 2023	January 16, 2024	0.030299
		$0.514745

Years Ended December 31, 2023, and 2022

The decrease in net profits income was primarily due to decreased oil and natural gas sales volumes and prices. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

Interest Income. Interest income increased for the year ended December 31, 2023, as compared to the prior year, primarily due to higher interest rates.

General and Administrative Expenditures. General and administrative expenditures increased for the year ended December 31, 2023, as compared to the prior year, primarily because of differences in the timing and payment of some expenses.

Cash Reserves. Pursuant to the Trust Agreement, the Trustee was authorized to begin retaining cash reserves for administrative expenses beginning in May 2019. In April 2020, the cash reserves retained reached $1,000,000 and no further cash reserves have been retained by the Trustee since April 2020. As of December 31, 2023, the Trustee continued to hold the previously retained $1,000,000 in cash reserves.

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

Computation of Income from the Net Profits Interest Received by the Trust

The table below outlines the computation of income from the Net Profits Interest received by the Trust for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Underlying Properties sales volumes(1):
Oil (Bbl)	317,765	351,710	385,359
Natural gas (Mcf)(2)	387,631	409,881	501,689
Average realized sales price:
Oil (per Bbl)	$76.24	$93.15	$60.13
Natural gas (per Mcf)	3.74	7.94	4.31

Calculation of net profits:
Gross profits:
Oil sales	$24,225,807	$32,760,196	$23,172,855
Natural gas sales	1,451,047	3,254,621	2,162,779
Other revenue	103,601	102,468	99,991
Divestitures (Qualified De Minimis Sales)	0	1,090,386	0
Total gross profits	25,780,455	37,207,671	25,435,625
Costs:
Direct operating expenses:	2,194,843	3,066,774	1,938,378
Lease operating expenses	7,284,563	6,417,318	5,368,937
Severance and ad valorem taxes	1,955,693	2,168,220	1,583,282
Development expenses	4,409,823	5,831,453	4,600,043
Other expenses	2,094,993	1,709,482	1,774,395
Total costs	(17,939,915)	(19,193,247)	(15,265,035)
Net profits	7,840,540	18,014,424	10,170,590
Percentage allocable to Net Profits Interest	80%	80%	80%
Net profits income (before capital reserve)	6,272,432	14,411,540	8,136,472
Change in Capital Reserve(3)	828,000	(1,264,000)	8,000
Interest income from savings account	26,947	13,305	0
Net profits interest audit fee	0	0	(0)
Net profits income received by the Trust	$7,127,379	$13,160,845	$8,144,472

 _______________

(1)	Annual sales volumes for 2023 reflect production volumes for November 2022 through October 2023. Annual sales volumes for 2022 reflect production volumes for November 2021 through October 2022. Annual sales volumes for 2021 reflect production volumes for November 2020 through October 2021.
(2)	Sales volumes for natural gas include NGLs.
(3)	Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development expenses. As of December 31, 2023, the balance of funds held back to cover certain future capital expenses was $650,157 net to the Trust. The balance of funds held, net to the Trust, as of December 31, 2022 and 2021 was $1,478,157 and $214,157, respectively.

Years Ended December 31, 2023, and 2022

Important factors used in calculating the Trust’s net profits income include the volumes of oil and gas produced from the Underlying Properties and the realized prices received for the sale of those minerals, including natural gas liquids, as well as direct operating and development expenses.

Sales Volumes

Oil. Oil sales volumes decreased for the year ended December 31, 2023, as compared to the prior year. This was primarily due to decreased demand and the natural decline in production.

Natural Gas. Natural gas sales volumes decreased for the year ended December 31, 2023, as compared to the prior year. This was primarily due to decreased demand and the natural decline in production.

Sales Prices

Oil. The average realized oil price per Bbl decreased for the year ended December 31, 2023, as compared to the prior year. The average realized oil price per Bbl for the year ended December 31, 2023, is primarily related to production from November 2022 through October 2023, when the average NYMEX price was $78.57 per Bbl.

Natural Gas. The average realized natural gas price per Mcf decreased for the year ended December 31, 2023, as compared to the prior year. The average realized natural gas price per Mcf for the year ended December 31, 2023, is primarily related to production from November 2022 through October 2023, when the average NYMEX price was $3.01 per Mcf.

Costs

Direct Operating Expenses. Direct operating expenses decreased for the year ended December 31, 2023, as compared to the prior year primarily due to a decrease in capital projects to return wells to production.

Lease Operating Expenses. Lease operating expenses increased for the year ended December 31, 2023, as compared to the prior year primarily due to additional Permian ABO wells.

Severance and Ad Valorem Taxes. Severance and ad valorem taxes decreased for the year ended December 31, 2023, as compared to the prior year primarily due to lower sales valuation due to decreased industry prices for oil and natural gas.

Development Expenses Related to the Underlying Properties. Development expenses related to the Underlying Properties decreased for the year ended December 31, 2023, as compared to the prior year primarily due to fewer drilling and recompletion projects.

Other Expenses. Other expenses increased for the year ended December 31, 2023, as compared to the prior year primarily due to an increase in overhead expenses.

Capital Reserve and Operator Advance. Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development expenses. As of December 31, 2023, the balance of funds held back to cover certain future capital expenses was $650,157 net to the Trust.

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

Other Expenses. Other expenses decreased for the year ended December 31, 2022, as a result of a decrease in professional fees.

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

Pursuant to the Trust Agreement, the Trustee was authorized beginning May 2019 to retain cash from the distributions it receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust. Boaz Energy provided the Trust with a $1.0 million Letter of Credit that could be drawn by the Trust to pay its administrative expenses. The Trustee is permitted to retain cash from distributions in such amount as the Trustee determines but not less than $25,000 per month or more than $100,000 per month until the reserve described in clause (i) equals or exceeds $1.0 million, at which time, the Trustee is required to release the Letter of Credit. The Letter of Credit expired May 2, 2020, as the Trustee had retained a total of $1,000,000 in cash reserves. As of December 31, 2023, the Trustee continued to hold the previously retained $1,000,000 in cash reserves.

On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. As of March 31, 2022, Boaz Energy owned 5,878,332 Trust units of the 12,165,732 Trust units issued and outstanding. The Trust filed a Registration Statement on Form S-3 on April 28, 2022 (the “Registration Statement”) seeking the registration of 5,801,675 Trust units held by Boaz Energy. The SEC confirmed the effectiveness of the Registration Statement on May 9, 2022. The Trust has not and will not receive any of the proceeds received from the sale of the Trust units. The selling unitholder will bear all costs and expenses incidental to the preparation and filing of the Registration Statement, excluding certain internal expenses of the Trust, which will be borne by the Trust, and any underwriting discounts and commissions, which will be borne by the selling unitholder as the seller of the Trust units. As of March 25, 2024, Boaz Energy owned 4,884,861 Trust units of the 12,165,732 units issued and outstanding.

Boaz Energy Capital Expenditure Budget

Boaz Energy’s estimated capital budget for 2024 for the Underlying Properties is $4.5 million, of which approximately $0.9 million has been expended as of March 13, 2024.  Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock Counties non-operated drilling and waterflood conformance and expansion work in Crane & Terry Counties, as well as drilling 1 new operated wells in Crane County sometime in 2024.  The majority of capital spent in 2024 to date was spent on non-operated projects in the Permian Shelf Area.  The $4.5 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

Boaz Energy’s capital expenditure by the end of 2023 was $4.4 million.

Off-Balance Sheet Arrangements

As of December 31, 2023, the Trust had no off-balance sheet arrangements.

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

The financial statements of the Trust are prepared on a modified cash basis of accounting, which is considered to be the most meaningful basis of preparation for a royalty trust because monthly distributions to the Trust unitholders are based on net cash receipts. Although this basis of accounting is permitted for royalty trusts by the SEC, the financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the month of production, expenses are not recognized when incurred and cash reserves may be established for certain contingencies, and overpayments received do not need to be paid back and are instead taken from future payments that would not be recorded in GAAP financial statements. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

Impairment of Net Profits Interest. The Trustee reviews the Trust’s Net Profits Interest in oil and natural gas properties for impairment annually and whenever events or circumstances indicate that the carrying value of the Net Profits Interest may not be recoverable. In the event of material revisions, the Trustee reviews the impact of these revisions on the amortization of Trust Units and impairment estimates. During 2023, a material revision was made to reserves resulting in the additional recognition of amortization of Trust Units. The Trust recognized $4,164,943 of amortization of Trust Units for the year ended December 31, 2023.  There was no impairment present for the year ended December 31, 2023, after revisions to undiscounted cash flows. There was also no impairment as of December 31, 2022. In general, neither the Trustee nor Boaz Energy view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicate that the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the Net Profits Interest to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the Net Profits Interest are less than the Net Profits Interest carrying value, the Trust would recognize an impairment loss for the difference between the Net Profits Interest carrying value and the estimated fair value of the Net Profits Interest. The determination as to whether the Net Profits Interest is impaired is based on the best information available to the Trustee at the time of the evaluation, including information provided by Boaz Energy such as estimates of future production and development and operating expenses.

Refer to Note 2 to the financial statements included in Item 8 of this report for the Trust’s significant accounting policies.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Financial Statements. The following documents are filed as part of the Trust’s financial statements for the year ended December 31, 2023:

Report of Independent Registered Public Accounting Firm

To the Unit Holders of

PermRock Royalty Trust and

Argent Trust Company, Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities, and trust corpus of PermRock Royalty Trust (the Trust) as of December 31, 2023 and 2022, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2023 and 2022, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2023, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other accounting principles generally accepted in the United States of America.

As described in Note 2 to the financial statements, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

WEAVER AND TIDWELL, L.L.P.

We have served as the Trust’s auditor since 2018.

Austin, Texas
April 1, 2024

Weaver and Tidwell, L.L.P.
1601 South MoPac Expressway, Suite D250 | Austin, Texas 78746

Main: 512.609.1900

CPAs AND ADVISORS | WEAVER.COM

Statement of Assets, Liabilities, and Trust Corpus

	December 31
	2023	2022
ASSETS
Cash and Short-Term Investments	$1,368,611	$ 1, 981,938
Net Profits Interests	75,876,170	80,041,113
TOTAL	$77,244,781	$82,023,051

	December 31
	2023	2022
LIABILITIES & TRUST CORPUS
Distribution Payable to Unitholders	$368,611	$981,938
Cash Reserves	1,000,000	1,000,000
Trust Corpus – 12,165,732 Trust Units Issued and Outstanding	75,876,170	80,041,113
TOTAL	$77,244,781	$82,023,051

These Financial Statements should be read in conjunction with the accompanying Notes to Financial Statements included herein.

Statements of Distributable Income

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Net Profits Income	$7,127,379	$13,160,845	$8,144,472
Interest Income	58,812	16,591	180
Total Revenue	7,186,191	13,177,436	8,144,652
Expenditures – General and Administrative	(923,935)	(873,480)	(773,591)
Distributable Income	$6,262,256	$12,303,956	$7,371,061
Distributable Income per Unit – 12,165,732 Trust Units Issued and Outstanding	$0.514745	$1.011357	$0.605881

These Financial Statements should be read in conjunction with the accompanying Notes to Financial Statements included herein.

Statements of Changes in Trust Corpus

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Trust Corpus, Beginning of Period	$80,041,113	$83,821,848	$87,916,359
Amortization of Net Profits Interest	(4,164,943)	(3,780,735)	(4,094,511)
Distributable Income	6,262,256	12,303,956	7,371,061
Distributions Declared	(6,262,256)	(12,303,956)	(7,371,061)
Trust Corpus, End of Period	$75,876,170	$80,041,113	$83,821,848

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

In accordance with the successor trustee provisions of the Trust Agreement, Argent Trust Company, as successor trustee of the Trust, is subject to all terms and conditions of the Trust Agreement. The defined term “Trustee” as used herein shall refer to Simmons Bank (which maintains its offices at 2200 West 7th Street, Suite 210, P.O. Box 470727, Fort Worth, Texas 76147) for periods prior to December 30, 2022, and shall refer to Argent Trust Company (which maintains its offices at 3838 Oak Lawn Ave, Suite 1720, Dallas, Texas 75219) for periods on and after December 30, 2022.

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

In May 2018, Boaz Energy completed an initial public offering of 6,250,000 of the 12,165,732 total Trust units outstanding, retaining ownership of 5,915,732 Trust units. As of March 25, 2024, Boaz Energy owned 4,884,861 Trust units of the 12,165,732 Trust units issued and outstanding.

2.       Trust Significant Accounting Policies

a.       Basis of Accounting

The Trust uses the modified cash basis of accounting to report Trust receipts of the Net Profits Interest and payments of expenses incurred. The Net Profits Interest represents the right to receive revenues (primarily oil and natural gas sales), less direct operating expenses, lease operating expenses, severance and ad valorem taxes and development expenses of the Underlying Properties, multiplied by 80%. Cash distributions of the Trust are made based on the amount of cash received by the Trust pursuant to terms of the Conveyance creating the Net Profits Interest. Certain reclassifications of prior year’s data have been made to conform to the current year presentation. These reclassifications had no impact on the Trust’s previously reported Distributable Income or Trust Corpus.

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
•

In the event of material revisions, the Trustee reviews the impact of these revisions on the amortization of Trust Units and impairment estimates. During 2023, a material revision was made to reserves resulting in the additional recognition of amortization of Trust Units. The Trust recognized $4,164,943 of amortization of Trust Units for the year ended December 31, 2023.  There was no impairment present for the year ended December 31, 2023, after revisions to undiscounted cash flows. There was also no impairment as of December 31, 2022.

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

4.       Cash Reserves

Pursuant to the Trust Agreement, beginning in May 2019, the Trustee was authorized to begin retaining cash from the distributions the Trust receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust. Boaz Energy provided the Trust with a $1.0 million letter of credit (the “Letter of Credit”) that could be drawn by the Trust to pay administrative expenses of the Trust. The Trustee is permitted to retain cash from distributions in such amount as the Trustee determines but not less than $25,000 per month or more than $100,000 per month until the reserve described in clause (i) equals or exceeds $1.0 million, at which time, the Trustee is required to release the Letter of Credit. The Letter of Credit expired May 2, 2020, as the Trustee had retained a total of $1,000,000 in cash reserves. As of December 31, 2023, the Trustee continued to hold the previously retained $1,000,000 in cash reserves.

Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development expenses. As of December 31, 2023, the balance of funds held back to cover certain future capital expenses was $650,157 net to the Trust.

5.       Distributions to Unitholders

The Trust makes monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and any cash reserves, to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Based on 12,165,732 Trust units outstanding at each date listed below, the monthly per unit distributions during the year ended December 31, 2023, were as follows:

Record Date	Payment Date	Distribution per Unit
January 31, 2023	February 14, 2023	$0.070629
February 28, 2023	March 14, 2023	0.060217
March 31, 2023	April 14, 2023	0.050260
April 28, 2023	May 12, 2023	0.030888
May 31, 2023	June 14, 2023	0.030013
June 30, 2023	July 17, 2023	0.040784
July 31, 2023	August 14, 2023	0.039689
August 31, 2023	September 15, 2023	0.040201
September 29, 2023	October 16, 2023	0.040626
October 31, 2023	November 14, 2023	0.040837
November 30, 2023	December 14, 2023	0.040302
December 29, 2023	January 16, 2024	0.030299
		$0.514745

6.       Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee and Delaware Trustee. The Delaware Trustee’s annual fee is $4,000. In 2023, the Trustee received $202,342 for the period from January through December 2023. For 2024, the Trustee’s annual administrative fee will be approximately $205,031. The Trustee’s annual administrative fee increased at a rate of 3% per year for the first three years of the Trust’s existence, increased at a rate of 2% in 2022 and 2023. The Trustee’s annual administrative fee will increase at a rate of 1% in 2024, will continue to increase at a rate of 1% each year until the 20th anniversary of the Trust’s formation, and then will remain flat thereafter. These costs of the Trust, which are included in administration expenses, are deducted by the Trust before distributions are made to Trust unitholders.

Agreements with Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. The Trust filed a Registration Statement on Form S-3 on April 28, 2022 (the “Registration Statement”) seeking the registration of 5,801,675 Trust units held by Boaz Energy. The SEC confirmed the effectiveness of the Registration Statement on May 9, 2022. As of March 25, 2024, Boaz Energy owned 4,884,861 Trust units of the 12,165,732 units issued and outstanding.

7.        Certain Contracts

The Trust is not a party to any purchase, gathering, or processing contracts. Boaz Energy and other outside operators are parties to oil and natural gas sales contracts. For the year ended December 31, 2023, Boaz Energy reported that Phillips 66, Plains All American Pipeline, Energy Transfer Partners, Blackbeard Operating LLC, and Enterprise Crude Oil LLC accounted for 29.93%, 20.82%, 17.07%, 11.61%, and 10.23% respectively, of its total oil and natural gas revenues, and that no other purchaser accounted for 10% or more of the total revenue of the Underlying Properties. Boaz Energy does not believe that the loss of any of these parties as a purchaser of crude oil or natural gas production from the Underlying Properties would have a material impact on the business or operations of Boaz Energy or the Underlying Properties because of the large number of marketing firms and competitive nature of oil and gas purchasers in the Permian Basin. Oil and natural gas are currently sold to these four customers under short-term contracts at market prices.

8.       Significant Customers

Information as to significant purchasers of oil and gas production attributable to the Trust’s economic interests is included in Note 7, above.

9.       Development Costs

Boaz Energy’s original 2023 capital expenditure estimate was $4.5 million. That budget was revised slightly by the end of 2023 to $4.4 million. Boaz Energy’s capital projects in 2023 included participation in non-operated drilling and recompletion projects, as well as waterflood conformance and reactivations in Terry, Coke, Crane and Glasscock Counties. The cost of these capital projects were included in Boaz Energy’s 2023 capital expenditure budget.

Boaz Energy’s estimated capital budget for 2024 for the Underlying Properties is $4.5 million, of which approximately $0.9 million has been expended as of March 13, 2024.  Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock Counties non-operated drilling and waterflood conformance and expansion work in Crane & Terry Counties, as well as drilling 1 new operated wells in Crane County sometime in 2024.  The majority of capital spent in 2024 to date was spent on non-operated projects in the Permian Shelf Area.  The $4.5 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

10.       Settlements and Litigation

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation sought surface use damages and alleged violations of the terms of the leases, among other things. The court had set a two-day bench trial to commence May 18, 2022, but on May 10, 2022, the court granted motions for summary judgment effectively disposing of the plaintiff’s claims. At a status conference conducted on May 12, 2022, the plaintiff confirmed the court’s rulings disposed of all the plaintiff’s claims. The court held a hearing regarding attorneys’ fees in June 2022. On May 12, 2023, the court entered its final judgment, incorporating its prior order granting the defendants’ motion for summary judgment and granting defendants’ motion for attorneys’ fees, but the plaintiff then filed a notice of appeal to the Eighth Court of Appeals in El Paso County, Texas. The plaintiff-appellants filed their opening brief on December 11, 2023; and the defendant-appellees filed an answer brief on February 22, 2024.

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

The following table presents a reconciliation of proved reserve quantities attributable to the Trust as of the dates indicated below:

	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Balance, Proved Reserves as of December 31, 2021	2,956	2,569	3,384
Revisions of previous estimates	162	327	217
Extensions, discoveries and other additions	2	3	2
Production	(153)	(159)	(179)
Balance, Proved Reserves as of December 31, 2022	2,967	2,740	3,424
Revisions of previous estimates	(1,235)	(572)	(1,330)
Extensions, discoveries and other additions	164	9	165
Production	(318)	(388)	(382)
Balance, Proved Reserves as of December 31, 2023	1,578	1,789	1,877
Proved developed reserves:
December 31, 2021	1,659	1,907	1,977
December 31, 2022	1,838	2,118	2,191
December 31, 2023	1,489	1,789	1,788
Proved undeveloped reserves:
December 31, 2021	1,296	662	1,407
December 31, 2022	1,129	622	1,233
December 31, 2023	89	0	89

Extensions and discoveries. During the year ended December 31, 2023, 4 gross wells (0.3 net) were drilled in the Permian Platform area.  Extensions and discoveries included 165 MBoe of proved developed and undeveloped reserves that were a result of drilling and waterflood activity.

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

Revisions of previous estimates. During the year ended December 31, 2023, revisions of previous estimates decreased proved reserves by 39%, primarily due to the removal of certain proved undeveloped reserves due to the SEC five-year booking rule, and also due to negative price revisions related to lower oil and natural gas prices. The annual average WTI Cushing and Henry Hub spot oil and natural gas price of $78.22 per Bbl and $2.64 per MMbtu used to determine reserves as of December 31, 2023, was 17% and 59% lower than the $93.67 per Bbl and $6.36 per MMbtu used to determine reserves as of December 31, 2022, respectively.

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

Production.

During the year ended December 31, 2023, production decreased oil reserves by 382 MBoe.

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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust was as follows as of the dates indicated (in thousands):

	December 31, 2023	December 31, 2022	December 31, 2021
Future costs	$0	$0	$0
Future net cash flows	124,680	292,000	203,158
Discount of future net cash flows at 10%	(59,643)	(146,982)	(97,545)
Standardized measure of discounted future net cash flows	$65,037	$145,018	$105,613

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

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the periods indicated (in thousands):

	Total
	2023	2022	2021
Balance at the beginning of the period(1)	$145,018	$105,613	$53,866
Net change in prices and production costs	(34,008)	45,420	42,128
Net change in future development costs	0	0	0
Sales of oil and natural gas, net of production costs	(14,241)	(15,779)	(9,556)
Extensions and discoveries	5,801	165	1,160
Purchase of reserves	0	0	0
Divestiture of reserves	0	0	0
Revisions of previous quantity estimates	(51,231)	11,597	13,301
Previously estimated development costs incurred	0	0	0
Net change in income taxes	0	0	0
Accretion of discount	14,502	10,561	5,387
Changes in timing and other	(804)	(12,559)	(673)
Balance at the end of the period(1)	$65,037	$145,018	$105,613

(1)	Balance is as of December 31 of the previous year.

For 2023, $2.637 per MMBtu of natural gas and $78.22 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of Henry Hub natural gas and WTI oil.

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

12.       Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the year ended December 31, 2023:

2023	Net Profits Income	Distributable Income	Distributable Income Per Unit
First Quarter	$ 2, 366,677	$ 2, 203,286	$0.181106
Second Quarter	1,573,745	1,237,091	0.101686
Third Quarter	1,691,590	1,466,168	0.120516
Fourth Quarter	1,495,367	1,355,711	0.111437
Total	$7,127,379	$6,262,256	$0.514745

13.       Subsequent Events

Distributions

On January 19, 2024, the Trust declared a cash distribution of $0.034555 per Trust unit to unitholders of record as of January 31, 2024. The distribution was paid on February 14, 2024.

On February 16, 2024, the Trust declared a cash distribution of $0.034740 per Trust unit to unitholders of record as of February 29, 2024. The distribution was paid on March 14, 2024.

On March 18, 2024, the Trust declared a cash distribution of $0.022971 per Trust unit to unitholders of record as of March 28, 2024. The distribution will be paid on or about April 12, 2024.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. The Trustee conducted an evaluation of the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this annual report. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of December 31, 2023, that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Boaz Energy.

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

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Boaz Energy.

Item 9B.	Other Information

(a)	None.
(b)	The Trust does not have any directors or officers, and as a result, no such person adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the most recent fiscal quarter. Because the Trust does not have officers, directors, or employees, it has not adopted insider trading policies and procedures governing the purchase, sale, or other disposition of Trust securities by such persons.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Trust’s directors, officers or beneficial owners of more than ten percent of a registered class of the Trust’s equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Trust with copies of all such reports.

The Trust has no directors or officers and based solely on its review of the reports received by it, the Trust believes that during 2023, no person who was a beneficial owner of more than ten percent the Trust’s Units failed to file on a timely basis any report required by Section 16(a).

Code of Ethics

Because the Trust has no employees, it does not have its own code of ethics. Employees of the Trustee, Argent Trust Company, must comply Argent Trust Company’s standards of conduct, a copy of which will be provided to unitholders without charge, upon request made to Argent Trust Company, Trustee, 3838 Oak Lawn Ave, Suite 1720, Dallas, Texas 75219, Attention: Jana Egeler.

Item 11.	Executive Compensation

The Trust does not have any executive officers, directors or employees. The Trust does not have a board of directors, and it does not have a compensation committee. Pursuant to the Trust Agreement, the Trust pays an annual administrative fee to the Trustee of $180,000 per year subject to escalation, as described in Note 6. Administrative fees paid to the Trustee in 2023 were $202,342.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a)       Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(b)       Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of the Trust units as of March 25, 2024, by each person who, to the Trustee’s knowledge, beneficially owns more than 5% of the outstanding Trust units.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Boaz Energy II, LLC, Marshall Eves, and Karan Eves 3300 N. A Street, Bldg. 7 Midland, Texas 79705	Trust units	4,884,861	40.2%

 Pursuant to the Schedule 13D (Amendment No. 8) dated December 1, 2023, as filed with the SEC on December 6, 2023, Boaz Energy reported that it was the sole record and beneficial owner of 4,913,761 Trust units, representing 40.4% of the outstanding Trust units, and had sole voting and dispositive power over those Trust units. Each of Marshall Eves and Karan Eves reported that each of them directly own 4,400 Trust units and that, by virtue of them being married to each other, each of them may be deemed to indirectly beneficially own the Trust units directly held by the other. In addition, each of Marshall Eves and Karan Eves reported that each of them own 38.9% of the limited liability company interests in Boaz Energy. Marshall Eves is the President and Chief Executive Officer of Boaz Energy, and Karan Eves is the Chief Operating Officer of Boaz Energy. Each of Marshall Eves and Karan Eves may be deemed to indirectly beneficially own the Trust units held by Boaz Energy, representing 40.2% of the outstanding trust Units as of March 25, 2024, and may also be deemed to share voting and dispositive power over those Trust units.

(c)       Security Ownership of Trustee.

As of March 25, 2024, Argent Trust Company has no beneficial ownership of or power to vote any of the outstanding Trust units.

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

Trustee Administrative Fee. In 2023, the Trust paid the Trustee $202,342 in administrative fees. In 2024, the Trustee fee will be approximately $205,031. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $180,000 to the Trustee, subject to annual escalation as described in Note 6, as well as an annual fee of $4,000 paid to the Delaware Trustee.

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

The following table presents fees for professional audit services rendered by Weaver and Tidwell, L.L.P. for the audit of the Trust’s financial statements for 2023, 2022, and 2021 and fees billed for other services rendered by Weaver and Tidwell, L.L.P.

	2023	2022	2021
Audit fees(1)	$124,008	$80,000	$75,000
Audit-related fees	0	0	0
Tax fees	0	0	0
All other fees	0	0	0
Total fees	$124,008	$80,000	$75,000

_______________

(1)	Fees for audit services in 2023, 2022, and 2021 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

As referenced in Item 10 above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to Weaver and Tidwell, L.L.P.

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

(3)       Exhibits

The exhibits below are filed or furnished herewith or incorporated herein by reference.

Exhibit No.	Description of Exhibit
3.1*	Certificate of Trust of PermRock Royalty Trust (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1, filed on April 6, 2018 (Registration No. 333-224191)).
3.2*	Trust Agreement of PermRock Royalty Trust (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1, filed on April 6, 2018 (Registration No. 333-224191)).
3.3*	Amended and Restated Trust Agreement of PermRock Royalty Trust, dated May 4, 2018, among Boaz Energy II, LLC, Wilmington Trust, National Association, as Delaware Trustee of PermRock Royalty Trust, and Simmons Bank, as Trustee of PermRock Royalty Trust (incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K, filed on May 8, 2018 (File No. 001-38472)).
3.4*	Amendment No. 1 to the Amended and Restated Trust Agreement of PermRock Royalty Trust, dated May 4, 2022 (incorporated by reference to Exhibit 4.1 to Current Report on form 8-K (SEC File No 001-38472) filed on May 6, 2022).
4.1*	Description of Trust Units (incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 30, 2020 (File No. 001-38472)).
10.1*	Conveyance of Net Profits Interest, dated effective as of January 1, 2018, by and between Boaz Energy II, LLC and Boaz Energy II Royalty, LLC (incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on May 8, 2018 (File No. 001-38472)).
10.2*	Registration Rights Agreement, dated as of May 4, 2018, by and between Boaz Energy II, LLC and PermRock Royalty Trust (incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K, filed on May 8, 2018 (File No. 001-38472)).
23.1	Consent of Cawley, Gillespie & Associates, Inc.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Executive Officer Compensation Recovery Policy
99.1	Report of Cawley, Gillespie & Associates, Inc.

_______________

*	Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.

Item 16.	Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERMROCK ROYALTY TRUST

By: Argent Trust Company, as Trustee

By:	Jana Egeler

Jana Egeler VP Trust Administrator Date: April 1, 2024

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

