Form 10-Q
period 2024-03-31
PermRock Royalty Trust
filed 2024-05-14
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to

Commission File Number: 001-38472

PERMROCK ROYALTY TRUST

(Exact name of registrant as specified in its charter)

Delaware	82-6725102
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Argent Trust Company Trustee 3838 Oak Lawn Ave, Suite 1720 Dallas, Texas 75219-4518
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (855) 588-7839

Securities registered pursuant to Section 12(b) of the Act:

	Trading Symbol(s)	Name of each exchange on which registered
Title of each class
Units of Beneficial Interest	PRT	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2024, 12,165,732 trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

The condensed financial statements included herein are presented without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, and Argent Trust Company, as Trustee (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed interim financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s 2023 Annual Report on Form 10-K (“2023 Annual Report”). In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and Trust corpus of PermRock Royalty Trust at March 31, 2024 and December 31, 2023, and the distributable income and changes in Trust corpus for the three month periods ended March 31, 2024, and March 31, 2023, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
Cash and short-term investments	$1,279,462	$1,368,611
Net Profits Interest (1)	75,050,326	75,876,170
TOTAL ASSETS	$76,329,788	$77,244,781
LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$279,462	$368,611
Cash reserves (2)	1,000,000	1,000,000
Trust corpus	75,050,326	75,876,170
TOTAL LIABILITIES AND TRUST CORPUS	$76,329,788	$77,244,781

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

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Net profits income	$1,296,408	$2,366,677
Interest income	14,962	13,727
Total revenue	1,311,370	2,380,404
Expenditures – general and administrative	(188,868)	(177,118)
Cash reserves (1)	—	—
Distributable income	$1,122,502	$2,203,286
Distributable income per unit (2)	$0.092268	$0.181106

(1)
The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.
(2)
Based on 12,165,732 Trust units issued and outstanding as of May 14, 2024.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Trust corpus, beginning of period	$75,876,170	$80,041,113
Amortization of Net Profits Interest	(825,844)	(794,410)
Distributable income	$1,122,502	$2,203,286
Distributions declared	(1,122,502)	(2,203,286)
Trust corpus, end of period	$75,050,326	$79,246,703

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

In May 2018, Boaz Energy completed an initial public offering of 6,250,000 of the 12,165,732 total Trust units outstanding, retaining ownership of 5,915,732 Trust units. As of May 13, 2024, Boaz Energy owned 4,884,861 Trust units of the 12,165,732 Trust units issued and outstanding.

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

b.
Interim Financial Statements.

The accompanying unaudited financial statements have been prepared by the Trust in accordance with the accounting policies stated in the audited financial statements and notes of the Trust thereto included in the Trust’s 2023 Annual Report and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements.

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

4.
Cash Reserves

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee began retaining cash from the distributions the Trust receives to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. The Trustee is authorized to retain cash reserves (i) in an amount not to exceed $1,000,000 at any one time and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the

Trust, but not less than $25,000 per month or more than $100,000 per month. Cash reserves held by the Trustee for administrative expenses totaled $1,000,000 as of March 31, 2024.

Boaz Energy is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and development or operating expenses. As of December 31, 2023, the balance of funds held back to cover certain future capital expenses was $650,157 net to the Trust. As of March 31, 2024, the balance of funds held back to cover future capital expenses was $930,157 net to the Trust.

5.
Distributions to Unitholders

The Trust makes monthly cash distributions of the net amount, if any, of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and cash reserves to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended March 31, 2024, were as follows:

Record Date	Payment Date	Distribution per Unit
January 31, 2024	February 14, 2024	$0.034556
February 29, 2024	March 14, 2024	0.034740
March 28, 2024	April 12, 2024	0.022972
		$0.092268

6.
Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee and the Delaware Trustee. The Delaware Trustee’s annual fee is $4,000. For 2024, the Trustee’s annual administrative fee is $205,031, which is divided into twelve equal monthly payments throughout the year. The Trustee’s annual administrative fee increased at a rate of 3% per year for the first three years of the Trust’s existence, and increased at a rate of 2% in 2022 and 2023. The Trustee’s annual administrative fee increased at a rate of 1% in 2024, and will continue to increase at a rate of 1% per year until the 20th anniversary of the Trust’s formation and then will remain flat thereafter. These costs of the Trust, which are included in administration expenses, are deducted by the Trust before distributions are made to Trust unitholders.

Agreements with Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. The Trust filed a Registration Statement on Form S-3 on April 28, 2022 (the “Registration Statement”) seeking the registration of 5,801,675 Trust units held by Boaz Energy. The SEC confirmed the effectiveness of the Registration Statement on May 9, 2022. As of May 13, 2024, Boaz Energy owned 4,884,861 Trust units of the 12,165,732 Trust units issued and outstanding.

7.
Development Costs

Boaz Energy’s estimated capital budget for 2024 for the Underlying Properties is $4.5 million, of which approximately $0.9 million has been expended as of March 31, 2024. Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock Counties non-operated drilling and waterflood conformance and expansion work in Crane & Terry Counties, as well as drilling 1 new operated wells in Crane County sometime in 2024. The majority of capital spent in 2024 to date was spent on non-operated projects in the Permian Shelf Area. The $4.5 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

8.
Settlements and Litigation

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation sought surface use damages and alleged violations of the terms of the leases, among other things. The court had set a two-day bench trial to commence May 18, 2022, but on May 10, 2022, the court granted motions for summary judgment effectively disposing of the plaintiff’s claims. At a status conference conducted on May 12, 2022, the plaintiff confirmed the court’s rulings disposed of all the plaintiff’s claims. The court held a hearing regarding attorneys’ fees in June 2022. On May 12, 2023, the court entered its final judgment, incorporating its prior order granting the defendants’ motion for summary judgment and granting defendants’ motion for attorneys’ fees, but the plaintiff then filed a notice of appeal to the Eighth Court of Appeals in El Paso County, Texas. The plaintiff-appellants filed their opening brief on December 11, 2023, and the defendant appellees filed an answer brief on February 22, 2024. The plaintiff appellants filed an untimely Reply brief on April 14, 2024, with a motion for leave to file, which the court granted.

9.
Subsequent Events

On April 19, 2024, the Trust declared a cash distribution of $0.030674 per Trust unit based upon production during the month of February 2024.

Production Month	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
February	23,156	24,949	$74.64	$3.71

ITEM 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the Trust’s unaudited condensed financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the Trust’s audited financial statements and the accompanying notes included in the Trust’s 2023 Annual Report.

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
•
the cost of inflation; and
•
the risk factors discussed in Part I, Item 1A of the Trust’s 2023 Annual Report.

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

Properties. The Underlying Properties consist of four operating areas in the Permian Basin in Texas, aggregating 31,354 gross (22,394 net) acres. The Permian Clearfork area consists of 2,434 net acres on the Central Basin Platform of the Permian Basin in Hockley and Terry Counties, Texas. The Permian Abo area consists of 1,667 net acres on the Central Basin Platform of the Permian Basin in Terry and Cochran Counties, Texas. The Permian Shelf area consists of 14,390 net acres on the Eastern Shelf of the Permian Basin in Glasscock, Schleicher, Stonewall and Coke Counties, Texas. The Permian Platform area consists of 3,903 net acres on the Central Basin Platform of the Permian Basin in Ward, Crane, Terry and Ector Counties, Texas.

Outlook

Boaz Energy’s estimated capital budget for 2024 for the Underlying Properties is $4.5 million, of which approximately $0.9 million has been expended as of March 31, 2024. Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock Counties non-operated drilling and waterflood conformance and expansion work in Crane & Terry Counties, as well as drilling 1 new operated wells in Crane County sometime in 2024. The majority of capital spent in 2024 to date was spent on non-operated projects in the Permian Shelf Area. The $4.5 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

RESULTS OF OPERATIONS

Distributable Income

Three Months Ended March 31, 2024

For the three months ended March 31, 2024, net profits income received by the Trust was $1,296,408 compared to $2,366,677 for the same period of the prior year. This decrease in net profits income was primarily due to decreased oil and gas prices and sales volumes. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $14,962 and general and administrative expenditures of $188,868, distributable income for the three months ended March 31, 2024, was $1,122,502, or $0.092268 per Trust unit.

Interest income was higher for the quarter ended March 31, 2024, as compared to the prior year, due to higher interest rates. General and administrative expenditures increased by $11,752 for the three months ended March 31, 2024, as compared to the prior year, primarily due to the timing of payments.

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee is authorized to retain cash reserves for administrative expenses. The Trustee did not retain any cash reserves during the three months ended March 31, 2024, or March 31, 2023. Total cash reserves were $1,000,000 as of March 31, 2024, and March 31, 2023.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended March 31, 2024, were as follows:

Record Date	Payment Date	Distribution per Unit
January 31, 2024	February 14, 2024	$0.034556
February 29, 2024	March 14, 2024	0.034740
March 28, 2024	April 12, 2024	0.022972
		$0.092268

Computation of Income from the Net Profits Interest Received by the Trust

The Net Profits Interest entitles the Trust to receive 80% of the net profits attributable to Boaz Energy’s interest from the sale of oil and natural gas production from the Underlying Properties. The Trust’s income from the Net Profits Interest consists of monthly net profits attributable to income from the Underlying Properties. Because of the interval between the time of production and receipt of net profits income by the Trust, the Trust recognizes production during the month in which the related net profits income is paid to the Trust. Net profits income for the three months ended March 31, 2024, was based on production during the months of November 2023 through January 2024.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Underlying Properties sales volumes(1):
Oil (Bbl)	74,510	85,917
Natural gas (Mcf)(2)	83,942	104,286
Total sales (Boe)	88,500	103,298
Average realized sales price:
Oil (per Bbl)	$73.06	$76.79
Natural gas (per Mcf)	$3.14	$4.94
Calculation of net profits:
Gross profits:
Oil sales	$5,443,681	$6,597,442
Natural gas sales	263,640	514,728
Other revenue	31,598	22,663
Total gross profits	$5,738,919	$7,134,833
Costs:
Direct operating expenses:	$469,740	$619,468
Lease operating expenses	1,739,592	2,131,712
Severance and ad valorem taxes	335,193	529,361
Development expenses	855,484	1,258,475
Other expenses	368,400	652,471
Total costs	$(3,768,409)	$(5,191,487)
Net profits	$1,970,510	$1,943,346
Percentage allocable to Net Profits Interest	80%	80%
Net profits income (before capital reserve)	$1,576,408	$1,554,677
Capital reserve activity (3)	(280,000)	812,000
Net profits income received by the Trust	$1,296,408	$2,366,677

(1)
Quarterly sales volumes are typically reported for a three-month period, and therefore sales volumes for the three months ended March 31, 2024, reflect production volumes for November 2023 through January 2024.
(2)
Sales volumes for natural gas include NGLs.
(3)
Boaz Energy is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and expenses. As of March 31, 2024, Boaz had reserved $930,157 net to the Trust for future capital expenses.

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

Sales Volumes

Oil

Oil sales volumes decreased by 11,407 Bbls (13.3%) for the three months ended March 31, 2024, as compared to the same period in 2023. Boaz Energy reports this decrease was primarily due to a natural decline in the producing properties and a decrease in demand.

Natural Gas

Natural gas sales volumes decreased by 20,344 Mcf (19.5%) for the three months ended March 31, 2024, as compared to the same period in 2023. Boaz Energy reports this decrease was primarily due to a natural decline in the producing properties and a decrease in demand.

Sales Prices

Oil

The average realized oil price per Bbl decreased for the three months ended March 31, 2024, as compared to the same period in 2023. Boaz Energy reports this decrease was primarily due to a decrease in the WTI benchmark oil price.

Natural Gas

The average realized natural gas price per Mcf decreased for the three months ended March 31, 2024, as compared to the same period in 2023. Boaz Energy reports this decrease was primarily due to a decrease in the Henry Hub benchmark price for natural gas.

Costs

Direct Operating Expenses

Direct operating expenses decreased for the three months ended March 31, 2024, as compared to the prior year periods primarily because of fewer projects to return wells to production.

Lease Operating Expenses

Lease operating expenses decreased for the three months ended March 31, 2024, as compared to the prior year periods because of fewer projects to return wells to production.

Severance and Ad Valorem Taxes

Severance and ad valorem taxes decreased for the three months ended March 31, 2024, as compared to the prior year periods primarily because of lower revenues and valuations of properties resulting from decreased oil prices.

Development Expenses Related to the Underlying Properties

Development expenses related to the Underlying Properties decreased for the three months ended March 31, 2024, as compared to the prior year period as a result of fewer capital projects.

Other Expenses

Other expenses decreased for the three months ended March 31, 2024, as compared to the prior year periods primarily due to adjustments to overhead.

Capital Reserve

As of March 31, 2024, Boaz Energy had reserved $930,157 net to the Trust for future capital expenses.

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

Cash reserves previously retained and currently held by the Trustee for future administrative expenses total $1,000,000 as of March 31, 2024.

Boaz Energy Capital Expenditure Budget

Boaz Energy’s estimated capital budget for 2024 for the Underlying Properties is $4.5 million, of which approximately $0.9 million has been expended as of March 31, 2024. Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock Counties non-operated drilling and waterflood conformance and expansion work in Crane & Terry Counties, as well as drilling 1 new operated wells in Crane County sometime in 2024. The majority of capital spent in 2024 to date was spent on non-operated projects in the Permian Shelf Area. The $4.5 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

Distributions Declared After Quarter End

On April 19, 2024, the Trust declared a cash distribution of $0.030674 per Trust unit based upon production during the month of February 2024.

Production Month	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
February	23,156	24,949	$74.64	$3.71

Off-Balance Sheet Arrangements

As of March 31, 2024, the Trust had no off-balance sheet arrangements.

New Accounting Pronouncements

As the Trust’s financial statements are prepared on the modified cash basis, most accounting pronouncements are not applicable to the Trust’s financial statements. No new accounting pronouncements have been adopted or issued that would impact the financial statements of the Trust.

Critical Accounting Policies and Estimates

Refer to Note 2 to the unaudited condensed financial statements contained in this Quarterly Report and the Trust’s 2023 Annual Report on Form 10-K, including the audited financial statements of the Trust and notes thereto included therein, for a description of the Trust’s accounting policies and use of estimates.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Trust is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 4. Controls and Procedures

The Trustee conducted an evaluation of the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of March 31, 2024, that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Boaz Energy.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation sought surface use damages and alleged violations of the terms of the leases, among other things. The court had set a two-day bench trial to commence May 18, 2022, but on May 10, 2022, the court granted motions for summary judgment effectively disposing of the plaintiff’s claims. At a status conference conducted on May 12, 2022, the plaintiff confirmed the court’s rulings disposed of all the plaintiff’s claims. The court held a hearing regarding attorneys’ fees in June 2022. On May 12, 2023, the court entered its final judgment, incorporating its prior order granting the defendants’ motion for summary judgment and granting defendants’ motion for attorneys’ fees, but the plaintiff then filed a notice of appeal to the Eighth Court of Appeals in El Paso County, Texas. The plaintiff-appellants filed their opening brief on December 11, 2023; and the defendant-appellees filed an answer brief on February 22, 2024. The plaintiff-appellants filed an untimely Reply brief on April 14, 2024, with a motion for leave to file, which the court granted.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

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

PERMROCK ROYALTY TRUST

By:	Argent Trust Company, as Trustee

By:	/s/ Jana Egeler
Jana Egeler
VP Trust Administrator

Date: May 14, 2024

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