Form 10-Q
period 2024-08-09
PermRock Royalty Trust
filed 2024-08-09
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

As of August 9, 2024, 12,165,732 trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

The condensed financial statements included herein are presented without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, and Argent Trust Company, as Trustee (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed interim financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s 2023 Annual Report on Form 10-K (“2023 Annual Report”). In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and Trust corpus of PermRock Royalty Trust at June 30, 2024 and December 31, 2023, and the distributable income and changes in Trust corpus for the three and six months ended June 30, 2024 and 2023, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2024 (unaudited)	December 31, 2023
ASSETS
Cash and short-term investments	$1,486,630	$1,368,611
Net Profits Interest (1)	74,117,597	75,876,170
TOTAL ASSETS	$75,604,227	$77,244,781
LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$486,630	$368,611
Cash reserves (2)	1,000,000	1,000,000
Trust corpus	74,117,597	75,876,170
TOTAL LIABILITIES AND TRUST CORPUS	$75,604,227	$77,244,781

(1)
See Note 2 to condensed financial statements for further discussion of the Net Profits Interest.
(2)
The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net profits income	$1,658,420	$1,573,745	$2,954,828	$3,940,422
Interest income	14,609	14,773	29,571	28,500
Total revenue	1,673,029	1,588,518	2,984,399	3,968,922
Expenditures – general and administrative	(322,992)	(351,427)	(511,860)	(528,545)
Cash reserves (1)	—	—	—	—
Distributable income	$1,350,037	$1,237,091	$2,472,539	$3,440,377
Distributable income per unit (2)	$0.110969	$0.101686	$0.203235	$0.282792

(1)
The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.
(2)
Based on 12,165,732 Trust units issued and outstanding as of August 9, 2024.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Trust corpus, beginning of period	$75,050,326	$79,246,703	$75,876,170	$80,041,113
Amortization of Net Profits Interest	(932,729)	(556,707)	(1,758,573)	(1,351,117)
Distributable income	$1,350,037	$1,237,091	$2,472,539	$3,440,377
Distributions declared	(1,350,037)	(1,237,091)	(2,472,539)	(3,440,377)
Trust corpus, end of period	$74,117,597	$78,689,996	$74,117,597	$78,689,996

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

In May 2018, Boaz Energy completed an initial public offering of 6,250,000 of the 12,165,732 total Trust units outstanding, retaining ownership of 5,915,732 Trust units. As of August 8, 2024, Boaz Energy owned 4,884,861Trust units of the 12,165,732 Trust units issued and outstanding.

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

4.
Cash Reserves

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee began retaining cash from the distributions the Trust receives to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. The Trustee is authorized to retain cash reserves (i) in an amount not to exceed $1,000,000 at any one time and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the

Trust, but not less than $25,000 per month or more than $100,000 per month. Cash reserves held by the Trustee for administrative expenses totaled $1,000,000 as of June 30, 2024.

Boaz Energy is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and development or operating expenses. As of December 31, 2023, the balance of funds held back to cover certain future capital expenses was $650,157 net to the Trust. As of June 30, 2024, the balance of funds held back to cover future capital expenses was $1,100,109 net to the Trust.

5.
Distributions to Unitholders

The Trust makes monthly cash distributions of the net amount, if any, of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and cash reserves to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended June 30, 2024, were as follows:

Record Date	Payment Date	Distribution per Unit
April 30, 2024	May 14, 2024	$0.030674
May 31, 2024	June 14, 2024	0.040295
June 28, 2024	July 15, 2024	0.040000
		$0.110969

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

Agreements with Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. The Trust filed a Registration Statement on Form S-3 on April 28, 2022 (the “Registration Statement”) seeking the registration of 5,801,675 Trust units held by Boaz Energy. The SEC confirmed the effectiveness of the Registration Statement on May 9, 2022. As of August 8, 2024, Boaz Energy owned 4,884,861 Trust units of the 12,165,732 Trust units issued and outstanding.

7.
Development Costs

Boaz Energy’s estimated capital budget for 2024 for the Underlying Properties is $4.5 million, of which approximately $1.5 million has been expended as of June 30, 2024. Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock Counties non-operated drilling and waterflood conformance and expansion work in Crane and Terry Counties, as well as drilling one new operated well in Crane County sometime in 2024. The majority of capital spent in 2024 to date was spent on returning a well to production in the Permian Shelf area, a non-operated drill well in the Permian Shelf area, and converting an existing well to an injector well in the Permian Clearfork area. The $4.5 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

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

The court held a hearing regarding attorneys’ fees in June 2022. On May 12, 2023, the court entered its final judgment, incorporating its prior order granting the defendants’ motion for summary judgment and granting defendants’ motion for attorneys’ fees, but the plaintiff then filed a notice of appeal to the Eighth Court of Appeals in El Paso County, Texas. The plaintiff-appellants filed their opening brief on December 11, 2023, and the defendant appellees filed an answer brief on February 22, 2024. Following a series of reply briefs filed, first by plaintiff appellants on April 14, 2024, and then by defendant appellees on May 6, 2024, the parties await an opinion from the court.

9.
Subsequent Events

On July 19, 2024, the Trust declared a cash distribution of $0.040021 per Trust unit based upon production during the month of May 2024.

Production Month	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
May	24,389	30,833	$78.30	$1.88

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

Outlook

Boaz Energy’s estimated capital budget for 2024 for the Underlying Properties is $4.5 million, of which approximately $1.5 million has been expended as of June 30, 2024. Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock Counties non-operated drilling and waterflood conformance and expansion work in Crane and Terry Counties, as well as drilling one new operated well in Crane County sometime in 2024. The majority of capital spent in 2024 to date was spent on returning a well to production in the Permian Shelf area, a non-operated drill well in the Permian Shelf area, and converting an existing well to an injector well in the Permian Clearfork area. The $4.5 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

RESULTS OF OPERATIONS

Distributable Income

Three Months Ended June 30, 2024

For the three months ended June 30, 2024, net profits income received by the Trust was $1,658,420 compared to $1,573,745 for the same period of the prior year. This increase in net profits income was primarily due to increased oil and gas prices and lower development expenses. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $14,609 and general and administrative expenditures of $322,992, distributable income for the three months ended June 30, 2024, was $1,350,037, or $0.110969 per Trust unit.

Interest income was slightly lower for the quarter ended June 30, 2024, as compared to the prior year, due to lower interest rates. General and administrative expenditures decreased by $28,435 for the three months ended June 30, 2024, as compared to the prior year, primarily due to the timing of payments.

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee is authorized to retain cash reserves for administrative expenses. The Trustee did not retain any cash reserves during the three months ended June 30, 2024, or June 30, 2023. Total cash reserves were $1,000,000 as of June 30, 2024, and June 30, 2023.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended June 30, 2024, were as follows:

Record Date	Payment Date	Distribution per Unit
April 30, 2024	May 14, 2024	$0.030674
May 31, 2024	June 14, 2024	0.040295
June 28, 2024	July 15, 2024	0.040000
		$0.110969

Six Months Ended June 30, 2024

For the six months ended June 30, 2024, net profits income received by the Trust was $2,954,828 compared to $3,940,422 for the same period of the prior year. This decrease in net profits income was primarily due to a decrease in oil and gas prices and higher production costs. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $29,571 and general and administrative expenditures of $511,860, distributable income for the six months ended June 30, 2024, was $2,472,539, or $0.203235 per Trust unit. For the six months ended June 30, 2023, total distributable income was $3,440,377, or $0.282792 per Trust unit.

Interest income increased for the six months ended June 30, 2024, as compared to the prior year, due to higher interest rates. General and administrative expenditures decreased by $16,685 for the six months ended June 30, 2024, as compared to the prior year, primarily due to timing of payments and a decrease in legal expenses.

Pursuant the terms of the Trust Agreement, the Trustee was authorized to begin retaining cash reserves for administrative expenses in May of 2019. The Trustee did not retain any cash reserves during the six months ended June 30, 2024, or June 30, 2023. Total cash reserves were $1,000,000 as of June 30, 2024, and December 31, 2023.

Computation of Income from the Net Profits Interest Received by the Trust

The Net Profits Interest entitles the Trust to receive 80% of the net profits attributable to Boaz Energy’s interest from the sale of oil and natural gas production from the Underlying Properties. The Trust’s income from the Net Profits Interest consists of monthly net profits attributable to income from the Underlying Properties. Because of the interval between the time of production and receipt of net profits income by the Trust, the Trust recognizes production during the month in which the related net profits income is paid to the Trust. Net profits income for the three months ended June 30, 2024, was based on production during the months of November 2023 through January 2024. The table below outlines the computation of income from the Net Profits Interest received by the Trust for the three and six months ended June 30, 2024, and June 30, 2023.

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Underlying Properties sales volumes(1):
Oil (Bbl)	72,477	79,231	146,988	165,148
Natural gas (Mcf)(2)	81,308	91,933	165,250	196,219
Total sales (Boe)	86,028	94,553	174,530	197,851
Average realized sales price:
Oil (per Bbl)	$78.89	$73.80	$75.93	$75.36
Natural gas (per Mcf)	$2.98	$3.69	$3.06	$4.35
Calculation of net profits:
Gross profits:
Oil sales	$5,717,553	$5,847,488	$11,161,234	$12,444,930
Natural gas sales	242,327	339,048	505,967	853,776
Other revenue	42,947	27,002	74,545	49,665
Total gross profits	$6,002,827	$6,213,538	$11,741,746	$13,348,371
Costs:
Direct operating expenses:	$476,689	$479,429	$946,429	$1,098,897
Lease operating expenses	1,730,997	1,546,342	3,470,589	3,678,054
Severance and ad valorem taxes	379,965	461,965	715,159	991,326
Development expenses	663,068	1,554,391	1,518,552	2,812,866
Other expenses	466,643	479,230	835,042	1,131,701
Total costs	$(3,717,362)	$(4,521,357)	$(7,485,771)	$(9,712,844)
Net profits	$2,285,465	$1,692,181	$4,255,975	$3,635,527
Percentage allocable to Net Profits Interest	80%	80%	80%	80%
Net profits income (before capital reserve)	$1,828,372	$1,353,745	$3,404,780	$2,908,422
Capital reserve activity (3)	(169,952)	220,000	(449,952)	1,032,000
Net profits income received by the Trust	$1,658,420	$1,573,745	$2,954,828	$3,940,422

(1)
Quarterly sales volumes are typically reported for a three-month period, and therefore sales volumes for the three months ended June 30, 2024, reflect production volumes for February 2024 through April 2024. Sales volumes for the six months ended June 30, 2024, reflect production volumes for November 2023 through April 2024.
(2)
Sales volumes for natural gas include NGLs.
(3)
Boaz Energy is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and expenses. As of June 30, 2024, Boaz had reserved $1,100,109 net to the Trust for future capital expenses.

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

Sales Volumes

Oil

Oil sales volumes decreased by 6,754 Bbls (8.5%) for the three months ended June 30, 2024, as compared to the same period in 2023, and 18,160 Bbls (11.0%) for the six months ended June 30, 2024, as compared to the same period in 2023. Boaz Energy reports this decrease was primarily due to a natural decline in the producing properties and a decrease in demand.

Natural Gas

Natural gas sales volumes decreased by 10,625 Mcf (11.6%) for the three months ended June 30,2024, as compared to the same period in 2023, and 30,969 Mcf (15.8%) for the six months ended June 30, 2024, as compared to the same period in 2023. Boaz Energy reports this decrease was primarily due to a natural decline in the producing properties and a decrease in demand.

Sales Prices

Oil

The average realized oil price per Bbl increased for the three and six months ended June 30, 2024, as compared to the same periods in 2023. Boaz Energy reports this increase was primarily due to an increase in the WTI benchmark oil price.

Natural Gas

The average realized natural gas price per Mcf decreased for the three and six months ended June 30, 2024, as compared to the same periods in 2023. Boaz Energy reports this decrease was primarily due to a decrease in the Henry Hub benchmark price for natural gas.

Costs

Direct Operating Expenses

Direct operating expenses decreased for the three and six months ended June 30, 2024, as compared to the same periods in 2023, primarily because of fewer projects to return wells to production.

Lease Operating Expenses

Lease operating expenses increased for the three months ended June 30, 2024, as compared to the same period in 2023, primarily because of expenses associated with plugging a well in the Permian Shelf area. Lease operating expenses decreased for the six month period ended June 30, 2024, as compared to the same period in 2023, because of fewer projects to return wells to production.

Severance and Ad Valorem Taxes

Severance and ad valorem taxes decreased for the three and six months ended June 30, 2024, as compared to the same periods in 2023, primarily because of lower revenues and decreased valuations of properties resulting from decreased industry prices.

Development Expenses Related to the Underlying Properties

Development expenses related to the Underlying Properties decreased for the three and six months ended June 30, 2024, as compared to the same periods in 2023, as a result of fewer capital projects.

Other Expenses

Other expenses decreased for the three and six months ended June 30, 2024, as compared to the same periods in 2023, primarily due to adjustments to overhead.

Capital Reserve

As of June 30, 2024, Boaz Energy had reserved $1,100,109 net to the Trust for future capital expenses.

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

Boaz Energy Capital Expenditure Budget

Boaz Energy’s estimated capital budget for 2024 for the Underlying Properties is $4.5 million, of which approximately $1.5 million has been expended as of June 30, 2024. Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock Counties non-operated drilling and waterflood conformance and expansion work in Crane and Terry Counties, as well as drilling one new operated well in Crane County sometime in 2024. The majority of capital spent in 2024 to date was spent on returning a well to production in the Permian Shelf area, a non-operated drill well in the Permian Shelf area, and converting an existing well to an injector well in the Permian Clearfork area. The $4.5 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

Distributions Declared After Quarter End

On July 19, 2024, the Trust declared a cash distribution of $0.040021 per Trust unit based upon production during the month of May 2024.

Production Month	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
May	24,389	30,833	$78.30	$1.88

Off-Balance Sheet Arrangements

As of June 30, 2024, the Trust had no off-balance sheet arrangements.

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

ITEM 4. Controls and Procedures

The Trustee conducted an evaluation of the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of June 30, 2024, that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Boaz Energy.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation sought surface use damages and alleged violations of the terms of the leases, among other things. The court had set a two-day bench trial to commence May 18, 2022, but on May 10, 2022, the court granted motions for summary judgment effectively disposing of the plaintiff’s claims. At a status conference conducted on May 12, 2022, the plaintiff confirmed the court’s rulings disposed of all the plaintiff’s claims. The court held a hearing regarding attorneys’ fees in June 2022. On May 12, 2023, the court entered its final judgment, incorporating its prior order granting the defendants’ motion for summary judgment and granting defendants’ motion for attorneys’ fees, but the plaintiff then filed a notice of appeal to the Eighth Court of Appeals in El Paso County, Texas. The plaintiff-appellants filed their opening brief on December 11, 2023; and the defendant-appellees filed an answer brief on February 22, 2024. Following a series of reply briefs filed, first by plaintiff appellants on April 14, 2024, and then by defendant appellees on May 6, 2024, the parties await an opinion from the court.

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

Date: August 9, 2024

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