Form 10-Q
period 2024-11-13
PermRock Royalty Trust
filed 2024-11-13
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

As of November 13, 2024, 12,165,732 trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

The condensed financial statements included herein are presented without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, and Argent Trust Company, as Trustee (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed interim financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s 2023 Annual Report on Form 10-K (“2023 Annual Report”). In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and Trust corpus of PermRock Royalty Trust at September 30, 2024 and December 31, 2023, and the distributable income and changes in Trust corpus for the three and nine months ended September 30, 2024 and 2023, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2024 (unaudited)	December 31, 2023
ASSETS
Cash and short-term investments	$1,365,300	$1,368,611
Net Profits Interest (1)	73,173,666	75,876,170
TOTAL ASSETS	$74,538,966	$77,244,781
LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$365,300	$368,611
Cash reserves (2)	1,000,000	1,000,000
Trust corpus	73,173,666	75,876,170
TOTAL LIABILITIES AND TRUST CORPUS	$74,538,966	$77,244,781

(1)
See Note 2 to condensed financial statements for further discussion of the Net Profits Interest.
(2)
The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net profits income	$1,548,855	$1,691,590	$4,503,683	$5,632,011
Interest income	15,485	15,039	45,056	43,539
Total revenue	1,564,340	1,706,629	4,548,739	5,675,550
Expenditures – general and administrative	(223,556)	(240,461)	(735,415)	(769,027)
Cash reserves (1)	—	—	—	—
Distributable income	$1,340,784	$1,466,168	$3,813,324	$4,906,523
Distributable income per unit (2)	$0.110208	$0.120516	$0.313443	$0.403307

(1)
The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.
(2)
Based on 12,165,732 Trust units issued and outstanding as of November 13, 2024.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Trust corpus, beginning of period	$74,117,597	$78,689,996	$75,876,170	$80,041,113
Amortization of Net Profits Interest	(943,931)	(644,529)	(2,702,504)	(1,995,646)
Distributable income	$1,340,784	$1,466,168	$3,813,324	$4,906,524
Distributions declared	(1,340,784)	(1,466,168)	(3,813,324)	(4,906,524)
Trust corpus, end of period	$73,173,666	$78,045,467	$73,173,666	$78,045,467

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

In May 2018, Boaz Energy completed an initial public offering of 6,250,000 of the 12,165,732 total Trust units outstanding, retaining ownership of 5,915,732 Trust units. As of November 12, 2024, Boaz Energy owned 4,884,861 Trust units of the 12,165,732 Trust units issued and outstanding.

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

4.
Cash Reserves

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee began retaining cash from the distributions the Trust receives to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. The Trustee is authorized to retain cash reserves (i) in an amount not to exceed $1,000,000 at any one time and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the

Trust, but not less than $25,000 per month or more than $100,000 per month. Cash reserves held by the Trustee for administrative expenses totaled $1,000,000 as of September 30, 2024.

Boaz Energy is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and development or operating expenses. As of December 31, 2023, the balance of funds held back to cover certain future capital expenses was $650,157 net to the Trust. As of September 30, 2024, the balance of funds held back to cover future capital expenses was $826,909 net to the Trust.

5.
Distributions to Unitholders

The Trust makes monthly cash distributions of the net amount, if any, of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and cash reserves to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended September 30, 2024, were as follows:

Record Date	Payment Date	Distribution per Unit
July 31, 2024	August 14, 2024	$0.040021
August 30, 2024	September 16, 2024	0.040161
September 30, 2024	October 15, 2024	0.030026
		$0.110208

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

Agreements with Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. The Trust filed a Registration Statement on Form S-3 on April 28, 2022 (the “Registration Statement”) seeking the registration of 5,801,675 Trust units held by Boaz Energy. The SEC confirmed the effectiveness of the Registration Statement on May 9, 2022. As of November 12, 2024, Boaz Energy owned 4,884,861 Trust units of the 12,165,732 Trust units issued and outstanding.

7.
Development Costs

Boaz Energy’s estimated capital budget for 2024 for the Underlying Properties is $4.5 million, of which approximately $2.6 million has been expended as of September 30, 2024. Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock Counties non-operated drilling and waterflood conformance and expansion work in Crane and Terry Counties, as well as drilling one new operated well in Crane County sometime in 2024. The majority of capital spent in 2024 to date was spent on returning a well to production in the Permian Shelf area, a non-operated drill well in the Permian Shelf area, and converting an existing well to an injector well in the Permian Clearfork area. The $4.5 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

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

9.
Subsequent Events

On October 21, 2024, the Trust declared a cash distribution of $0.030219 per Trust unit based upon production during the month of August 2024.

Production Month	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
August	24,944	29,787	$74.92	$2.00

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

Outlook

Boaz Energy’s estimated capital budget for 2024 for the Underlying Properties is $4.5 million, of which approximately $2.6 million has been expended as of September 30, 2024. Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock Counties non-operated drilling and waterflood conformance and expansion work in Crane and Terry Counties, as well as drilling one new operated well in Crane County sometime in 2024. The majority of capital spent in 2024 to date was spent on returning a well to production in the Permian Shelf area, a non-operated drill well in the Permian Shelf area, and converting an existing well to an injector well in the Permian Clearfork area. The $4.5 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

RESULTS OF OPERATIONS

Distributable Income

Three Months Ended September 30, 2024

For the three months ended September 30, 2024, net profits income received by the Trust was $1,548,855 compared to $1,691,590 for the same period of the prior year. This decrease in net profits income was primarily due to decreased oil and gas production, lower natural gas prices, and higher development expenses, which were only partially offset by the higher oil prices in the same period. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $15,485 and general and administrative expenditures of $223,556, distributable income for the three months ended September 30, 2024, was $1,340,784, or $0.110208 per Trust unit.

Interest income was slightly higher for the quarter ended September 30, 2024, as compared to the prior year, due to higher interest rates. General and administrative expenditures decreased by $16,883 for the three months ended September 30, 2024, as compared to the prior year, primarily due to the timing of payments.

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee is authorized to retain cash reserves for administrative expenses. The Trustee did not retain any cash reserves during the three months ended September 30, 2024, or September 30, 2023. Total cash reserves were $1,000,000 as of September 30, 2024, and September 30, 2023.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended September 30, 2024, were as follows:

Record Date	Payment Date	Distribution per Unit
July 31, 2024	August 14, 2024	$0.040021
August 30, 2024	September 16, 2024	0.040161
September 30, 2024	October 15, 2024	0.030026
		$0.110208

Nine Months Ended September 30, 2024

For the nine months ended September 30, 2024, net profits income received by the Trust was $4,503,683 compared to $5,632,011 for the same period of the prior year. This decrease in net profits income was primarily due to a decrease in oil and gas production and lower natural gas prices, partially offset by higher oil prices and lower production costs. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $45,056 and general and administrative expenditures of $735,415, distributable income for the nine months ended September 30, 2024, was $3,813,324, or $0.313443 per Trust unit. For the nine months ended September 30, 2023, total distributable income was $4,906,523, or $0.403307 per Trust unit.

Interest income increased for the nine months ended September 30, 2024, as compared to the prior year, due to higher interest rates. General and administrative expenditures decreased by $33,612 for the nine months ended September 30, 2024, as compared to the prior year, primarily due to timing of payments and a decrease in legal expenses.

Pursuant the terms of the Trust Agreement, the Trustee was authorized to begin retaining cash reserves for administrative expenses in May of 2019. The Trustee did not retain any cash reserves during the nine months ended September 30, 2024, or September 30, 2023. Total cash reserves were $1,000,000 as of September 30, 2024, and September 30, 2023.

Computation of Income from the Net Profits Interest Received by the Trust

The Net Profits Interest entitles the Trust to receive 80% of the net profits attributable to Boaz Energy’s interest from the sale of oil and natural gas production from the Underlying Properties. The Trust’s income from the Net Profits Interest consists of monthly net profits attributable to income from the Underlying Properties. Because of the interval between the time of production and receipt of net profits income by the Trust, the Trust recognizes production during the month in which the related net profits income is paid to the Trust. Net profits income for the three months ended September 30, 2024, was based on production during the months of May 2024 through July 2024. Net profits income for the nine months ended September 30, 2024, was based on production during the months of November 2023 through July 2024. The table below outlines the computation of income from the Net Profits Interest received by the Trust for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Underlying Properties sales volumes(1):
Oil (Bbl)	70,584	76,784	217,572	241,932
Natural gas (Mcf)(2)	90,213	98,109	255,462	294,328
Total sales (Boe)	85,620	93,136	260,149	290,987
Average realized sales price:
Oil (per Bbl)	$78.07	$70.44	$76.63	$73.79
Natural gas (per Mcf)	$2.07	$2.68	$2.71	$3.80
Calculation of net profits:
Gross profits:
Oil sales	$5,510,827	$5,408,315	$16,672,061	$17,853,245
Natural gas sales	186,659	263,217	692,626	1,116,993
Other revenue	42,409	27,451	116,954	77,116
Total gross profits	$5,739,895	$5,698,983	$17,481,641	$19,047,354
Costs:
Direct operating expenses:	$519,461	$490,143	$1,465,890	$1,589,039
Lease operating expenses	1,660,728	1,813,721	5,131,318	5,491,775
Severance and ad valorem taxes	433,070	463,898	1,148,229	1,455,225
Development expenses	1,058,132	771,639	2,576,684	3,584,505
Other expenses	473,935	480,095	1,308,977	1,611,796
Total costs	$(4,145,326)	$(4,019,496)	$(11,631,098)	$(13,732,340)
Net profits	$1,594,569	$1,679,487	$5,850,543	$5,315,014
Percentage allocable to Net Profits Interest	80%	80%	80%	80%
Net profits income (before capital reserve)	$1,275,655	$1,343,590	$4,680,435	$4,252,011
Capital reserve activity (3)	273,200	348,000	(176,752)	1,380,000
Net profits income received by the Trust	$1,548,855	$1,691,590	$4,503,683	$5,632,011

(1)
Quarterly sales volumes are typically reported for a three-month period, and therefore sales volumes for the three months ended September 30, 2024, reflect production volumes for May 2024 through July 2024. Sales volumes for the nine months ended September 30, 2024, reflect production volumes for November 2023 through July 2024.
(2)
Sales volumes for natural gas include NGLs.

(3)
Boaz Energy is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and expenses. As of September 30, 2024, Boaz had reserved $826,909 net to the Trust for future capital expenses.

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

Sales Volumes

Oil

Oil sales volumes decreased by 6,200 Bbls (8.1%) for the three months ended September 30, 2024, as compared to the same period in 2023, and 24,360 Bbls (10.1%) for the nine months ended September 30, 2024, as compared to the same period in 2023. Boaz Energy reports this decrease was primarily due to a natural decline in the producing properties and a decrease in demand.

Natural Gas

Natural gas sales volumes decreased by 7,896 Mcf (8.0%) for the three months ended September 30, 2024, as compared to the same period in 2023, and 38,866 Mcf (13.2%) for the nine months ended September 30, 2024, as compared to the same period in 2023. Boaz Energy reports this decrease was primarily due to a natural decline in the producing properties and a decrease in demand.

Sales Prices

Oil

The average realized oil price per Bbl increased for the three and nine months ended September 30, 2024, as compared to the same periods in 2023. Boaz Energy reports this increase was primarily due to an increase in the WTI benchmark oil price.

Natural Gas

The average realized natural gas price per Mcf decreased for the three and nine months ended September 30, 2024, as compared to the same periods in 2023. Boaz Energy reports this decrease was primarily due to a decrease in the Henry Hub benchmark price for natural gas.

Costs

Direct Operating Expenses

Direct operating expenses increased for the three months ended September 30, 2024, as compared to the same period in 2023. Boaz reports this increase was primarily due to additional costs to return wells to production. Direct Operating expenses decreased for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily because of fewer projects to return wells to production.

Lease Operating Expenses

Lease operating expenses decreased for the three months ended September 30, 2024, as compared to the same period in 2023, primarily because of reduced expenses on marginal wells in the Permian Shelf. Lease operating expenses decreased for the nine months ended September 30, 2024, as compared to the same period in 2023, because of fewer projects to return wells to production.

Severance and Ad Valorem Taxes

Severance and ad valorem taxes decreased for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, primarily because of lower revenues and decreased valuations of properties resulting from decreased industry prices.

Development Expenses Related to the Underlying Properties

Development expenses related to the Underlying Properties increased for the three months ended September 30, 2024, as compared to the same period in 2023, due to stimulating and upgrading wells in the Permian Platform. Development expenses related to the Underlying Properties decreased for the nine months ended September 30, 2024, as compared to the same period in 2023, as a result of fewer capital projects.

Other Expenses

Other expenses decreased for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, primarily due to adjustments to overhead.

Capital Reserve

As of September 30, 2024, Boaz Energy had reserved $826,909 net to the Trust for future capital expenses.

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

Boaz Energy Capital Expenditure Budget

Boaz Energy’s estimated capital budget for 2024 for the Underlying Properties is $4.5 million, of which approximately $2.6 million has been expended as of September 30, 2024. Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock Counties non-operated drilling and waterflood conformance and expansion work in Crane and Terry Counties, as well as drilling one new operated well in Crane County sometime in 2024. The majority of capital spent in 2024 to date was spent on returning a well to production in the Permian Shelf area, a non-operated drill well in the Permian Shelf area, and converting an existing well to an injector well in the Permian Clearfork area. The $4.5 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

Distributions Declared After Quarter End

On October 21, 2024, the Trust declared a cash distribution of $0.030219 per Trust unit based upon production during the month of August 2024.

Production Month	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
August	24,944	29,787	$74.92	$2.00

Off-Balance Sheet Arrangements

As of September 30, 2024, the Trust had no off-balance sheet arrangements.

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

ITEM 4. Controls and Procedures

The Trustee conducted an evaluation of the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of September 30, 2024, that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Boaz Energy.

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

During the quarter ended September 30, 2024, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Boaz Energy.

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

Date: November 13, 2024

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