Form 10-K
period 2024-12-31
PermRock Royalty Trust
filed 2025-03-28
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of Trust units representing beneficial interests in PermRock Royalty Trust held by non-affiliates on June 30, 2024 (the last business day of its most recently completed second fiscal quarter), was approximately $28,322,588 based on the closing price as quoted on the New York Stock Exchange. As of March 28, 2025, 12,165,732 Trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

PERMROCK ROYALTY TRUST

FORM 10-K

For the Fiscal Year Ended December 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-K (“Annual Report”) contains, and other materials filed or to be filed by the PermRock Royalty Trust (the “Trust”) with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Such forward-looking statements may be or may concern, among other things, Boaz Energy II, LLC’s (“Boaz Energy”) and Argent Trust Company’s (as the Trustee (as hereinafter defined) of the Trust) expectations, beliefs and plans regarding: (i) Boaz Energy’s capital expenditure budget and anticipated expenditures; (ii) Boaz Energy’s 2025 outlook, including participation in non-operated drilling and waterflood conformance and expansion work in Crane and Glasscock Counties; (iii) Boaz Energy’s plan to drill a new well in Crane County, Texas; (iv) estimated capital required for 2025 operations; (v) amount and timing of cash reserves by the Trustee; (vi) drilling activity; (vii) estimated present value of future cash flows; (viii) characteristics of the Underlying Properties, including estimates regarding oil and gas reserves; (ix) the impact of a loss of any major customers; (x) reliance on third parties for facilities and services; (xi) the ability of Boaz Energy’s insurance coverage to cover certain claims; (xii) burdens and obligations affecting the Underlying Properties and their impact on the Underlying Properties and Net Profits Interest; (xiii) the quality of Boaz Energy’s title to the Underlying Properties; (xiv) the impact of litigation on the Trust and regulatory matters; (xv) the tax treatment of the Net Profits Interest; (xvi) the treatment of the Net Profits Interest in the event of Boaz Energy’s bankruptcy; (xvii) distributions to Trust unitholders, including in the event of contingencies; (xviii) Boaz Energy's sale of its Trust units and interest in the Underlying Properties; (xix) the actions, priorities or budget of any successor operator of the Underlying Properties or any third-party operator; and (xx) future cash retentions from distributions. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements are based on certain assumptions of the Trustee, and certain assumptions of information provided to the Trust by Boaz Energy, the owner of the Underlying Properties; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Boaz Energy; and involve risks and uncertainties. The following important factors, in addition to those discussed elsewhere in this Annual Report, could affect the future results of the energy industry in general, and Boaz Energy and the Trust in particular, and could cause actual results to differ materially from those projected in such forward-looking statements:

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
•
risks associated with Boaz Energy and its ability to transfer operation of the Underlying Properties to third parties without the approval of Trust unitholders, including transfer of operations to T2S Permian Acquisition II LLC (“T2S”) pursuant to the Purchase and Sale Agreement between Boaz Energy and its affiliates, and T2S;
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
reasonable certainty

(i) If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered or (ii) if probabilistic methods are used, there should be at least a

v

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

The Trust was created to acquire and hold the Net Profits Interest for the benefit of the Trust unitholders. The affairs of the Trust are managed by the Trustee. Boaz Energy has no ability to manage the operations of the Trust, and, to the fullest extent permitted by law, does not owe any fiduciary duties to the Trust or the unitholders. The Delaware Trustee has only minimal rights and duties as are necessary to satisfy the requirements of the Delaware Statutory Trust Act.

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

On January 13, 2025, the Trust announced that Boaz Energy and its affiliate Boaz Energy II Royalty, LLC entered into a Purchase and Sale Agreement on January 10, 2025 (the “Purchase and Sale Agreement”) with T2S Permian Acquisition II LLC, a Delaware limited liability company (the “Buyer” or “T2S”), with respect to the Underlying Properties.

Boaz Energy informed the Trust that, pursuant to the Purchase and Sale Agreement, Boaz Energy will sell and convey to the Buyer all of (a) Boaz Energy’s right, title and interest in and to the Underlying Properties (which shall remain burdened by the Net Profits Interest and subject to the Conveyance); and (b) Boaz Energy’s 4,884,861 Trust units representing beneficial interests in the Trust (the “Boaz Trust Units”).

Boaz Energy reports that the Purchase and Sale Agreement contains customary conditions to the parties’ obligations to consummate the closing of the transaction (the “Closing”). If customary closing conditions are satisfied, the Closing is anticipated to occur at the end of March 2025. From and after the Closing, the Buyer will own the Underlying Properties (burdened by the Trust’s Net Profits Interest and subject to the Conveyance) and the Boaz Trust Units, and the Buyer (or an affiliate thereof) will become the operator of the Underlying Properties.

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

Marketing and Customers

Pursuant to the terms of the Conveyance, Boaz Energy (and any successor operator) has the responsibility to market, or cause to be marketed, the oil and natural gas production attributable to the Net Profits Interest in the Underlying Properties.

During the year ended December 31, 2024, Boaz Energy and other third-party operators of the Underlying Properties sold the oil produced from the Underlying Properties to third-party purchasers. Oil production from the Underlying Properties is typically transported by pipeline or truck from the field to the closest gathering facility or refinery. Boaz Energy and other operators sell the majority of the oil production from the Underlying Properties under contracts based on geographic location using market sensitive pricing. The price received by the operators for the oil production from the Underlying Properties is usually based on a regional price applied to equal daily quantities in the month of delivery that is then reduced for differentials based upon delivery location and oil quality.

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

For the year ended December 31, 2024, Boaz Energy reported that Phillips 66, Plains All American Pipeline, Energy Transfer Partners, and Enterprise Crude Oil LLC accounted for 30.59%, 20.23%, 18.44%, and 12.79% respectively, of its total oil and natural gas revenues, and that no other purchaser accounted for 10% or more of the total revenue of the Underlying Properties. Boaz Energy does not believe that the loss of any of these parties as a purchaser of crude oil or natural gas production from the Underlying Properties would have a material impact on the business or operations of Boaz Energy or the Underlying Properties because of the large number of marketing firms and competitive nature of oil and gas purchasers in the Permian Basin. Oil and natural gas are currently sold to these four customers under short-term contracts at market prices.

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

Hazardous Substances and Waste Handling

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons, or “responsible parties,” who are considered to be responsible for the release or threatened release of a “hazardous substance” from a facility into the environment. Under CERCLA, these “responsible persons” may include the owner or operator of the site, the owner or operator of site at the time of disposal, any person who arranges for disposal at the site, and any person that transports hazardous substances to a site from which there is a release of hazardous substances. These responsible persons may be subject to strict, joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from responsible parties the costs they incur. It is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. On September 6, 2022, EPA designated two per- and polyfluoroalkyl substances (“PFAS”) as hazardous substances under CERCLA. PFAS chemicals are known as “forever chemicals” because of their persistence in the environment. PFAS have been widely used in industrial and commercial applications since the 1950s, including the oil and gas industry, and designation of certain PFAS as a CERCLA hazardous substances increases potential risks of incurring CERCLA liabilities where they have been historically used. In April 2023, EPA issued an Advance Notice of Proposed Rulemaking asking the public for input regarding potential future hazardous substance designations of PFAS under CERCLA, and in June 2023, EPA released a framework for addressing new and new uses of PFAS under the Toxic Substances Control Act (“TSCA”). U.S. EPA’s National Enforcement and Compliance Initiatives for the fiscal years 2024-2027 listed PFAS identification and characterization of the extent of PFAS contamination as one of the agency’s new initiatives.

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

Water Discharges

The Federal Water Pollution Control Act, also known as the “Clean Water Act” (“CWA”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil, into federal and state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Obtaining permits has the potential to delay the development of oil and natural gas projects. In addition, federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. On August 29, 2023, the EPA published a final rule clarifying the federal jurisdictional reach over waters of the United States (“WOTUS”) and conforming the definition of WOTUS with the U.S. Supreme Court’s interpretation in its Sackett v. EPA decision. The scope of jurisdiction under the CWA includes (a) waters (i) currently used, or that were used in the past, or may be susceptible to use in interstate or foreign commerce, including all waters which are subject to the ebb and flow of the tide; (ii) the territorial seas; or (iii) interstate waters, and (b) only wetlands that have a “continuous surface connection” with those traditional waters. “Continuous surface connection” means when there is no clear demarcation between traditional “waters” and wetlands, which is a narrower construction of applicable wetlands than years prior, thereby eliminating some of the wetlands previously covered. On March 12, 2025, EPA issued guidance on the proper implementation of “continuous surface connection” under the definition of WOTUS. The guidance narrows wetlands jurisdiction to waters adjacent to WOTUS, “which generally means traditional navigable waters, or a relatively permanent body of water connected to a traditional navigable water,” and to wetlands with a “continuous surface connection to a requisite covered water making it difficult to determine where the water ends and wetland begins.” In the wake of the Sackett decision, several states have developed their own wetlands policies or regulatory programs to address discharges to intra-state waters that may no longer be regulated as WOTUS. Spill prevention, control and countermeasure plan requirements imposed under the CWA require appropriate containment berms and similar structures to help prevent the contamination of WOTUS in the event of a hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Oil Pollution Act of 1990, as amended, or “OPA,” amends the CWA and establishes strict liability and natural resource damages liability for unauthorized discharges of oil into WOTUS. OPA requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst-case discharge of oil into WOTUS. EPA and various states also impose permitting requirements for the disposal of produced water by underground injection. As these requirements increase and become more strict, they could result in an increase in the costs to manage and dispose of wastes, which could increase the costs of Boaz Energy’s operations.

Air Emissions

The CAA and comparable state laws restrict the emission of air pollutants from many sources through air emissions permitting programs and also impose various monitoring, testing, and reporting requirements. These laws and regulations may require Boaz Energy to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or incur development expenses to install and utilize specific equipment or technologies to control emissions. For example, in June 2016 the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements. In addition, EPA, New Mexico, Texas and other states have begun to regulate through their

New Source Performance Standards (“NSPS”) and other air emissions programs the emission of VOCs and methane from oil and gas production process equipment, storage tanks and produced water impoundments and other assets. These requirements could increase the costs of development and production on the Underlying Properties, potentially impairing the economic development of the Underlying Properties and reducing the amount of cash distributable to Trust unitholders. Obtaining permits has the potential to delay the development of oil and natural gas projects. Federal and state regulatory agencies may impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations. As particularly related to the CAA, the EPA’s National Enforcement and Compliance Initiatives for fiscal years 2024-2027, which were updated on August 17, 2023, continued some of its initiatives from fiscal year 2020-2023, including addressing hazardous air pollutant violations in communities already highly burdened with pollution impacts and to focus on chemical accident risk prevention under Section 112(r) of the CAA with a focus on anhydrous ammonia (mainly used as a fertilizer or a refrigerant) and hydrogen fluoride (used in petrochemical manufacturing). Reducing emissions from significant sources of volatile organic compounds (“VOC”) and hazardous air pollutants could lead to increased scrutiny of air emissions from oil and gas operations. Air toxin reporting is currently voluntary, but if it became mandatory, then there may be increased costs to Boaz Energy’s operations. On October 16, 2024, EPA promulgated final amendments to the National Emission Standards for Hazardous Air Pollutants (“NESHAPs”) for oil and gas production facilities and for natural gas transmission and storage facilities to remove an affirmative defense based on emissions caused by malfunctions. These amendments could ultimately increase Boaz Energy’s costs of compliance. On March 8, 2024, EPA promulgated a final rule to reduce methane and other pollution from oil and natural gas operations. This rule requires the elimination of routine flaring of natural gas and could increase Boaz Energy’s cost of compliance. EPA is presently reconsidering this rule.

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

On May 14, 2024, EPA promulgated its final Greenhouse Gas Reporting. The rule requires that certain sources report GHGs over 25,000 tons per year. On April 25, 2024, EPA promulgated subpart Y of the GHG reporting rule that applies to refineries. In March 2025, EPA announced that it was reconsidering the GHG reporting rule. The adoption of these regulations and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict or place a fee or charge on emissions of GHGs could result in increased compliance costs or additional operating restrictions for Boaz Energy and could have a material adverse effect on our business, financial condition and results of operations. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that oil and gas will continue to represent a major share of global energy use through 2040, and other private sector studies project continued growth in demand for the next two decades. However, recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector. Moreover, activist shareholders have introduced proposals that may seek to force companies to adopt aggressive emission reduction targets or to shift away from more carbon-intensive activities. While we cannot predict the outcomes of such proposals, they could make it more difficult for Boaz Energy to engage in exploration and production activities, ultimately reducing distributable cash to Trust unitholders. Finally, many scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect on operations of the Underlying Properties and, as a result, the amount of cash distributable to Trust unitholders.

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

Item 1A. Risk Factors

Summary of Risk Factors

The risk factors summarized and detailed below could materially harm production from the Underlying Properties, operating results and/or the Trust’s financial condition, adversely affect proceeds to the Trust and cash distributions to Trust unitholders, and/or cause the price of the Trust units to decline. These are not all the risks the Trust faces, and other factors not presently known to the Trust or that the Trust currently believes are immaterial may also affect the Trust if they occur. Where the risk factors refer to Boaz Energy, any successor to Boaz Energy, or third-party operator if applicable, is included. These risks and uncertainties include, but are not limited to, the following:

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
•
Boaz Energy, any successor to Boaz Energy, or any third-party operator of any Underlying Property may abandon the property, thereby terminating the related Net Profits Interest payable to the Trust that is attributable to the abandoned property.
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
•
A bankruptcy of Boaz Energy, any successor to Boaz Energy, or any third-party operator could adversely affect the operation of the wells and the development of the proved undeveloped reserves and interrupt or decrease distributions to Trust unitholders.
•
The reserves attributable to the Underlying Properties are depleting assets and production from those reserves will diminish over the long term and may eventually cease, therefore, proceeds to the Trust and cash distributions to Trust unitholders will decrease over time and may eventually cease.
•
An increase in the differential between the price realized by Boaz Energy or any successor to Boaz Energy for oil or natural gas produced from the Underlying Properties and the NYMEX or other benchmark price of oil or natural gas could reduce the profits to the Trust and, therefore, the cash distributions by the Trust and the value of Trust units.
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
•
Conflicts of interest could arise between Boaz Energy or any successor to Boaz Energy, on the one hand, and the Trust and the Trust unitholders, on the other hand.
•
The Trust is administered by a Trustee who cannot be replaced except by a majority vote of the Trust unitholders at a special meeting, which may make it difficult for Trust unitholders to remove or replace the Trustee.
•
Boaz Energy’s or its successor's ability to perform its obligations to the Trust could be limited by restrictions under its debt agreements.

•
Trust unitholders have limited ability to enforce provisions of the Conveyance creating the Net Profits Interest, and Boaz Energy’s liability to the Trust (as well as the liability to the Trust of any successor to Boaz Energy) is limited.
•
If the Trust cannot meet the New York Stock Exchange continued listing requirements, the NYSE may delist the Trust units.
•
Boaz Energy (or any future owner of the units currently held by Boaz Energy) may sell Trust units in the public or private markets, and such sales could have an adverse impact on the trading price of the Trust units.
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
•
The adoption and implementation of international, federal or state climate change legislation or regulations could result in increased operating costs for Boaz Energy (or any successor to Boaz Energy) and reduced demand for the oil, natural gas and NGLs that Boaz Energy (or any successor to Boaz Energy) produces.
•
The potential physical effects of climate change could disrupt production on the Underlying Properties and cause Boaz Energy, any successor to Boaz Energy, or any other third-party operators to incur significant costs, thereby reducing cash distributable to Trust unitholders.
•
Additional restrictions on drilling activities intended to protect certain species of wildlife may adversely affect Boaz Energy’s and other 'operators' ability to conduct drilling activities.
•
The business of Boaz Energy or any successor to Boaz Energy could be negatively affected by various security threats, including cybersecurity threats, and other disruptions.
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
•
the price and availability of alternative fuels, and purchaser or consumer preference for alternative fuels;
•
the proximity, capacity, cost and availability of gathering and transportation facilities;
•
U.S. federal, state and local governmental regulation and taxation;
•
trade barriers and tariffs;
•
energy conservation and environmental measures and governmental policies and regulatory incentives for investment in non-fossil fuel energy sources; and
•
acts of force majeure.

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

Recovery of proved undeveloped reserves and the development of proved developed non-producing reserves requires capital expenditures and successful drilling operations by Boaz Energy (including any successor to Boaz Energy) and other third-party operators of the Underlying Properties. The reserve data included in the reserve report of Boaz Energy’s independent petroleum engineer assumes a certain amount of capital expenditures will be made to develop such reserves. The Net Profits Interest bears its proportionate share of these capital expenditures. However, the development of such reserves has in the past and may in the future take longer and may require higher levels of capital expenditures than anticipated. Delays in the development of the reserves, increases in drilling and development costs (including expenses related to secondary and tertiary recovery techniques) of such reserves or decreases or continued volatility in commodity prices will reduce the future net revenues of the estimated proved undeveloped reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could force Boaz Energy (or any successor to Boaz Energy) to reclassify certain of the proved reserves as unproved reserves.

In addition, the process of developing oil and natural gas wells and producing oil and natural gas on the Underlying Properties is subject to numerous risks beyond Boaz Energy’s control, (or the control of any successor to Boaz Energy), including risks that could delay Boaz Energy’s, any successor to Boaz Energy’s, or any third-party operators’ current drilling or production schedule and the risk that drilling will not result in commercially viable oil or natural gas production. The ability of the operators to carry out operations or to finance planned development expenses could be materially and adversely affected by any factor that may curtail, delay, reduce or cancel development and production, including:

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

The marketing of oil and natural gas production depends in large part on the capacity and availability of gathering systems and other pipelines, trucks, storage facilities and other transportation, processing and refining facilities. If these facilities are unavailable on commercially reasonable terms or otherwise, production from the Underlying Properties could be shut in or Boaz Energy or the third-party operators could be required to delay or discontinue drilling plans and commercial production. Boaz Energy relies (and expects to rely in the future) on facilities developed and owned by third parties in order to transport, store, process and sell the oil and natural gas production from the Underlying Properties. Boaz Energy’s (or any successor to Boaz Energy's) plan to develop and sell its oil and natural gas could be materially and adversely affected by the inability or unwillingness of third parties to provide sufficient facilities and services to Boaz Energy on commercially reasonable terms, or otherwise. Further, any successor to Boaz Energy could significantly revise the plans of Boaz Energy with respect to the development and sales of oil and natural gas.

The amount of oil and natural gas that can be produced and sold from a well is subject to limitation in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, failure of tendered oil and natural gas to meet quality specifications of gathering lines or downstream transporters, excessive pressure, damage to the gathering, transportation, refining or processing facilities or lack of capacity at such facilities. Increases in activity in the Permian Basin could, in the future, contribute to bottlenecks in processing and transportation that could negatively affect the production, transportation and sale of oil and natural gas from the Underlying Properties, and these adverse effects could be disproportionately severe compared to more geographically diverse operations. If Boaz Energy, any successor to Boaz Energy, or the third-party operators are forced to reduce production due to such a curtailment, the revenues of the Trust and the amount of cash distributions to the Trust unitholders would similarly be reduced due to the reduction of profits from the sale of production.

Boaz Energy, any successor to Boaz Energy, or any third-party operator of any Underlying Property may abandon the property, thereby terminating the related Net Profits Interest payable to the Trust that is attributable to the abandoned property.

Boaz Energy, any successor to Boaz Energy, or any third-party operator of the Underlying Properties could determine during periods of low commodity prices to shut in or curtail production from wells on the Underlying Properties or plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Boaz Energy or any other operator may abandon any well or property without the consent of the Trust or the Trust unitholders if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities. This could result in termination of the Net Profits Interest relating to the abandoned well or property. The Underlying Properties are sensitive to decreasing commodity prices. The commodity price sensitivity is due to a variety of factors that vary from well to well, including the costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the expenses of certain wells to exceed the well’s revenue. If this scenario occurs, Boaz Energy, its successor, or any third-party operator may decide to shut-in the well or plug and abandon the well. This could reduce future cash distributions to Trust unitholders.

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

Similarly, the concentration of the Underlying Properties within the Permian Basin exposes the Trust to risks, which could adversely affect development activities or production relating to such formations. In addition, in areas where exploration and production activities are increasing, Boaz Energy and any successor to Boaz Energy could be subject to increasing competition for drilling rigs, equipment, services, supplies and qualified personnel, which may lead to periodic shortages or delays. The curtailments arising from these and similar circumstances may last from a few days to several months, and in many cases, Boaz Energy and any successor to Boaz Energy may be provided only limited, if any, notice as to when such circumstances will arise and their duration.

A bankruptcy of Boaz Energy, any successor to Boaz Energy, or any third-party operator could adversely affect the operation of the wells and the development of the proved undeveloped reserves and interrupt or decrease distributions to Trust unitholders.

The value of the Net Profits Interest and the Trust’s ultimate cash available for distribution are highly dependent on Boaz Energy’s financial condition, (and the financial condition of any successor to Boaz Energy). Neither Boaz Energy nor any other operator of the Underlying Properties has agreed with the Trust to maintain a certain net worth or to be restricted by other similar covenants. In addition, Boaz Energy is not required to retain ownership of its Trust units and may sell such units or distribute such units, or the proceeds from the sale thereof, to its owners. The ability to develop and operate the Underlying Properties depends on Boaz Energy’s or any successor’s future financial condition and economic performance and access to capital, which in turn will depend upon the supply of and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of Boaz Energy.

The bankruptcy of Boaz Energy, any successor to Boaz Energy or any third-party operator of the Underlying Properties could impede the operation of the wells and the development of the proved undeveloped reserves and decrease distributions to the Trust unitholders. For example:

•
The working interest owners in the affected properties may have to seek a new party to perform the development and the operations of the affected wells. The right to replace an operator would be subject to the terms of any joint operating agreement, and the exercise thereof could be subject to the automatic stay in the operator’s bankruptcy case. Boaz Energy or any successor to Boaz Energy or the other working interest owners may not be able to find a replacement operator, and they may not be able to enter into a new agreement with such replacement party on favorable terms within a reasonable period of time.
•
The payment of any accrued but unpaid oil and natural gas revenues payable on the Net Profits Interest at the time of a bankruptcy case filing by Boaz Energy, any successor to Boaz Energy, or another operator could be delayed or such amounts may be misapplied or not paid to the Trust at all, which would result in a general unsecured claim in favor the Trust against Boaz Energy’s (or the applicable operator’s) bankruptcy estate. There is no certainty that such unsecured claim would receive a distribution from the bankruptcy estate.
•
Executory contracts to which Boaz Energy, any successor to Boaz Energy or another operator is party (including midstream and transportation contracts) would be subject to possible rejection in the bankruptcy case, which would result in a loss of access to the service provided by the counterparty to such contracts.

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

Maintenance projects on the Underlying Properties have affected and will likely continue to affect the quantity of proved reserves that can be economically produced from wells on the Underlying Properties. The timing and size of these maintenance projects will depend on, among other factors, the market prices of oil and natural gas. Neither Boaz Energy nor any successor to Boaz Energy is under contractual obligation to develop or otherwise pay maintenance or other development expenses on the Underlying Properties in the future. Furthermore, with respect to properties for which Boaz Energy or any successor to Boaz Energy is not designated as the operator, Boaz Energy has (and any successor will have) limited control over the timing or amount of those maintenance projects and other development expenses. Boaz Energy also has (and any successor will have) the right to non-consent and not participate in maintenance projects and other development activities on properties for which it is not the operator, in which case Boaz Energy and the Trust will not receive the production resulting from such maintenance projects and other development expenses until after payout occurs pursuant to the applicable joint operating agreement. If Boaz Energy, any successor to Boaz Energy, or any third-party operator does not implement maintenance projects when warranted, the future rate of production decline of proved reserves may be higher than the rate currently expected by Boaz Energy or estimated in reserve reports. Furthermore, the Trust is not permitted to acquire other oil and natural gas properties or net profits interests to replace the depleting assets and production attributable to the Net Profits Interest.

The Trustee reviews the Trust’s Net Profits Interest in oil and natural gas properties for impairment annually and whenever events or circumstances indicate that the carrying value of the Net Profits Interest may not be recoverable. In the event of material revisions, the Trustee reviews the impact of these revisions on the amortization of Trust Units and impairment estimates. During 2024, a material revision was made to reserves resulting in the additional recognition of amortization of Trust Units. The Trust recognized $3,496,231 of amortization of Trust Units for the year ended December 31, 2024. There was no impairment present for the year ended December 31, 2024, after revisions to undiscounted cash flows. In general, neither the Trustee nor Boaz Energy view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicate that the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the Net Profits Interest to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the Net Profits Interest are less than the Net Profits Interest carrying value, the Trust would recognize an impairment loss for the difference between the Net Profits Interest carrying value and the estimated fair value of the Net Profits Interest. The determination as to whether the Net Profits Interest is impaired is based on the best information available to the Trustee at the time of the evaluation, including information provided by Boaz Energy such as estimates of future production and development and operating expenses.

An increase in the differential between the price realized by Boaz Energy or any successor to Boaz Energy for oil or natural gas produced from the Underlying Properties and the NYMEX or other benchmark price of oil or natural gas could reduce the profits to the Trust and, therefore, the cash distributions by the Trust and the value of Trust units.

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

A significant portion of the future production from the Underlying Properties will be associated with secondary recovery projects that are in the early or intermediate stage of implementation. As a result, there can be no assurance that these operations will perform as expected or consistently with the analogous secondary recovery operations used by Boaz Energy or any successor to Boaz Energy in establishing its reserve and production estimates. As secondary recovery techniques such as waterflooding are used, the amount of oil recovered is expected to first increase as a result of such techniques and then will begin to decline over the long term. Risks associated with secondary recovery techniques include, but are not limited to, the following:

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

Boaz Energy acquired the Underlying Properties through various acquisitions since October 2013. The existence of a material title deficiency with respect to the Underlying Properties could reduce the value of a property or render it worthless, thus adversely affecting the Net Profits Interest and the distributions to Trust unitholders. Boaz Energy does not obtain title insurance covering mineral leaseholds, and Boaz Energy’s, or any successor to Boaz Energy’s, failure to cure any title defects may cause Boaz Energy or any successor to Boaz Energy to lose its rights to production from the Underlying Properties. In the event of any such material title problem, profits available for distribution to Trust unitholders and the value of the Trust units may be reduced.

The amount of cash available for distribution by the Trust could be reduced by expenses caused by uninsured claims.

Boaz Energy maintains insurance coverage against potential losses that it believes is customary in its industry. Boaz Energy is not required to maintain any minimum levels of insurance and its ability to maintain any such coverages will depend on conditions in the insurance markets among other factors beyond Boaz Energy’s control. In addition, Boaz Energy’s general liability insurance and excess liability policies do not provide coverage with respect to legal and contractual liabilities of the Trust, and the Trust does not maintain such coverage since it is passive in nature and does not have any ability to influence Boaz Energy or control the operations or development of the Underlying Properties. Boaz Energy does not currently have any insurance policies in effect that are intended to provide coverage for losses solely related to waterflooding or other completion operations. These policies may not cover fines, penalties or costs and expenses related to government-mandated remediation of pollution. In addition, these policies do not provide coverage for all liabilities, and Boaz Energy cannot assure you that the insurance coverage will be adequate to cover claims that may arise, including due to potential effects of climate change, or that Boaz Energy will be able to maintain adequate insurance at rates it considers reasonable. The occurrence of an event not fully covered by insurance could result in a significant decrease in the amount of cash available for distribution by the Trust. The Trust does not know whether any successor to Boaz Energy will maintain insurance coverage against potential losses.

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

The Trust units are a passive investment that entitle the Trust unitholder to only receive cash distributions from the Net Profits Interest conveyed to the Trust. Trust unitholders have no voting rights with respect to Boaz Energy or any successor to Boaz Energy and, therefore, have no managerial, contractual or other ability to influence Boaz Energy’s, its successor’s, or other third-party operators’ activities or the operations of the Underlying Properties. Boaz Energy operated approximately 80% of the production from the Underlying Properties as of December 31, 2024, and is generally responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect such properties. Boaz Energy or any successor to Boaz Energy may take actions that are in its own interest that may be different from the interests of the Trust. The failure of Boaz Energy or any successor to Boaz Energy or any other third-party operator to conduct its operations, discharge its obligations and comply with regulatory requirements could have an adverse effect on the net profits payable to the Trust.

Boaz Energy may transfer all or a portion of the Underlying Properties at any time without Trust unitholder consent, subject to specified limitations.

Boaz Energy or any successor to Boaz Energy may at any time transfer all or part of the Underlying Properties, subject to and burdened by the Net Profits Interest, and may abandon its interest in any individual wells or properties if Boaz Energy or any successor to Boaz Energy, acting as a reasonable and prudent operator, believes a well or property has ceased to produce or is not capable of producing in commercially paying quantities. Trust unitholders are not entitled to vote on any transfer or abandonment of the Underlying Properties, and the Trust will not receive any profits from any such transfer, except in the limited circumstances when the Net Profits Interest is released in connection with such transfer, in which case the Trust will receive an amount equal to the fair value (net of sales costs) of the Net Profits Interest released. Following any sale or transfer of any of the Underlying Properties, if the Net Profits Interest is not released in connection with such sale or transfer, the Net Profits Interest would continue to burden the transferred property and net profits attributable to such property would continue to be calculated as part of the computation of net profits. Boaz Energy or any successor to Boaz Energy may assign to the transferee responsibility for all of Boaz Energy’s obligations relating to the Net Profits Interest on the portion of the Underlying Properties transferred. A transferee of the Underlying Properties may operate the Underlying Properties differently than Boaz Energy and may determine not to pursue development projects to the same extent as Boaz Energy or any successor to Boaz Energy, or at all.

In addition, Boaz Energy or any successor to Boaz Energy may, without the consent of the Trust unitholders, require the Trust to release the Net Profits Interest associated with the sale of any interest in the Underlying Properties that accounted for no more than 1.0% of the total production from the Underlying Properties in the prior 12 months, provided that Boaz Energy or any successor to Boaz Energy may not require the release during any 365-day period of portions of the Net Profits Interest having an aggregate fair value to the Trust of greater than $500,000 (a “Qualified De Minimis Sale”). These releases will be made only in connection with a sale by Boaz Energy or any successor to Boaz Energy of the relevant Underlying Properties and the Trust will receive an amount equal to the fair value (net of sales costs) of the Net Profits Interest released.

In addition, Boaz Energy or any successor to Boaz Energy may cause the Trustee to (i) sell all or any part of the Trust estate, including all or any portion of the Net Profits Interest or (ii) release any portion of the Net Profits Interest in connection with the sale, free from and unburdened by the Net Profits Interest, by Boaz Energy and/or its affiliates or any successor to Boaz Energy of a divided or undivided portion of their interests in the Underlying Properties, if approved by Trust unitholders holding at least 75% of the outstanding Trust units, provided that, after December 31, 2024, such a sale or release shall require approval of a majority of the outstanding Trust units if Boaz Energy and its affiliates (or any successor to Boaz Energy) own less than 25% of the outstanding Trust units. The net proceeds of any such sale or the consideration received in respect of such release, as applicable, shall be distributed to the Trust unitholders in the manner approved by the Trust unitholders at such meeting.

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

Conflicts of interest could arise between Boaz Energy or any successor to Boaz Energy, on the one hand, and the Trust and the Trust unitholders, on the other hand.

As working interest owners in, and the operator of substantially all of the production from the Underlying Properties, Boaz Energy and its related parties or any successor to Boaz Energy could have interests that conflict with the interests of the Trust and the Trust unitholders. For example:

•
Boaz Energy’s or its successor’s interests may conflict with those of the Trust and the Trust unitholders in situations involving the development, maintenance, operation or abandonment of certain wells on the Underlying Properties for which Boaz Energy or any successor to Boaz Energy acts as the operator. Boaz Energy or any successor to Boaz Energy may also make decisions with respect to development expenses that adversely affect the Underlying Properties. These decisions include not incurring or reducing development expenses on properties for which Boaz Energy or any successor to Boaz Energy acts as the operator, which could cause the Trust to not achieve the production growth projected in the reserve report or could cause oil and natural gas production to decline at a faster rate and thereby result in lower cash distributions by the Trust in the future.
•
Boaz Energy or any successor to Boaz Energy may sell some or all of the Underlying Properties without taking into consideration the interests of the Trust unitholders. Such sales may not be in the best interests of the Trust unitholders. These purchasers may lack Boaz Energy’s experience or its credit worthiness. Boaz Energy also has the right, under certain circumstances, to cause the Trust to release all or a portion of the Net Profits Interest in connection with a sale of a portion of the Underlying Properties to which such Net Profits Interest relates. In such an event, the Trust is entitled to receive the fair value (net of sales costs) of the Net Profits Interest released.
•
Boaz Energy or any successor to Boaz Energy may sell some or all of the Underlying Properties without taking into consideration the interests of the Trust unitholders. Boaz is currently party to a Purchase and Sale Agreement whereby Boaz Energy will sell, among other things, all of its interests in the Underlying Properties to T2S Permian Acquisition II LLC (“T2S Permian”). Assuming closing conditions under the Purchase and Sale Agreement are satisfied, the transaction may close as soon as March 31, 2025. Such sales may not be in the best interests of the Trust unitholders. These purchasers may lack Boaz Energy’s experience or its credit worthiness. Boaz Energy also has the right, under certain circumstances, to cause the Trust to release all or a portion of the Net Profits Interest in connection with a sale of a portion of the Underlying Properties to which such Net Profits Interest relates. In such an event, the Trust is entitled to receive the fair value (net of sales costs) of the Net Profits Interest released. Boaz Energy and its affiliates have registration rights and can sell Trust units without considering the effects such sale may have on Trust unit prices or on the Trust itself. Additionally, Boaz Energy and its affiliates can vote their Trust units in their sole discretion without considering the interests of the other Trust unitholders. Boaz Energy is not a fiduciary with respect to the Trust unitholders or the Trust and does not owe any fiduciary duties to the Trust unitholders or the Trust. Similarly, any successor to Boaz Energy (including T2S Permian, if the transaction under the Purchase and Sale Agreement between Boaz Energy and T2S Permian proceeds to closing), will not owe any fiduciary duties to the Trust unitholders or the Trust.
•
Boaz Energy owns and operates oil and natural gas properties that are not included in the Underlying Properties. As a result, Boaz Energy’s management team may dedicate their time and effort to the management of these other properties. Additionally, Boaz Energy is under no obligation to dedicate financial resources to the Underlying Properties and may decide to direct capital expenditures to these other properties. The same will apply to any successor to Boaz Energy.

The Trust is administered by a Trustee who cannot be replaced except by a majority vote of the Trust unitholders at a special meeting, which may make it difficult for Trust unitholders to remove or replace the Trustee.

The affairs of the Trust are managed by the Trustee. The voting rights of Trust unitholders are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Trust unitholders or for an annual or other periodic re-election of the Trustee, and the Trust does not intend to hold annual meetings of Trust unitholders. The Trust Agreement provides that the Trustee may only be removed and replaced by the holders of a majority of the Trust units present in person or by proxy at a meeting of such holders where a quorum is present, including Trust units held by Boaz Energy or any successor to Boaz Energy, called by either the Trustee or the holders of not less than 10% of the outstanding Trust units. As a result, it will be difficult for public Trust unitholders to remove or replace the Trustee without the cooperation of Boaz Energy so long as it holds a significant percentage of total Trust units. On the other hand, the Trustee is entitled to resign, in which case a successor trustee would need to be appointed either at a special meeting of the unitholders or by action of a court.

Boaz Energy’s or its successor’s ability to perform its obligations to the Trust could be limited by restrictions under its debt agreements.

Boaz Energy has various contractual obligations to the Trust under the Trust Agreement and Conveyance. Restrictions under Boaz Energy’s debt agreements, including certain covenants, financial ratios and tests, could impair its ability to fulfill its obligations to the Trust. The requirement that Boaz Energy comply with these restrictive covenants and financial ratios and tests may materially adversely affect its ability to react to changes in market conditions, take advantage of business opportunities it believes to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in its business which may, in turn, impair Boaz Energy’s operations and its ability to perform its obligations to the Trust under the Trust Agreement and Conveyance. If Boaz Energy is unable to perform its obligations to the Trust under the Trust Agreement or Conveyance, it could have a material adverse effect on the Trust. The same risk will apply any successor to Boaz Energy.

Trust unitholders have limited ability to enforce provisions of the Conveyance creating the Net Profits Interest, and Boaz Energy’s and any successor’s liability to the Trust is limited.

The Trustee has the power and authority to cause the Trust to sue Boaz Energy or any other future owner of the Underlying Properties to enforce the terms of the Conveyance creating the Net Profits Interest. If the Trustee does not take appropriate action to cause the Trust to enforce provisions of the Conveyance, Trust unitholders’ recourse would likely be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions or, subject to any restrictions in the governing instrument to the Trust, to bring a derivative action seeking authority to bring an action in the name of the Trust to enforce provisions of the Conveyance. As a result, Trust unitholders will not be able to sue Boaz Energy or any future owner of the Underlying Properties to enforce these rights. However, such limitations do not apply to or otherwise limit any claims that the Trust unitholders may have under the federal securities laws. Furthermore, the Conveyance provides that, except as set forth in the Conveyance, neither Boaz Energy nor any successor to Boaz Energy is liable to the Trust for the manner in which it performs its duties in operating the Underlying Properties as long as it acts without gross negligence or willful misconduct. Further, the Trust Agreement provides that, to the fullest extent permitted by law, Boaz Energy (and any successor to Boaz Energy) shall not be subject to fiduciary duties or be liable under conflicts of interest principles.

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

Boaz Energy (or any future owner of the units currently held by Boaz Energy) may sell Trust units in the public or private markets, and such sales could have an adverse impact on the trading price of the Trust units.

Boaz Energy held an aggregate of 4,884,861 Trust units as of March 25, 2025. Boaz Energy or any successor to Boaz Energy may sell Trust units in the public or private markets, and any such sales could have an adverse impact on the price of the Trust units or on any trading market that may develop. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. The Trust filed a Registration Statement on Form S-3 on April 28, 2022 (the “Registration Statement”) seeking the registration of 5,801,675 Trust units held by Boaz Energy. The SEC confirmed the effectiveness of the Registration Statement on May 9, 2022. The Trust has not and will not receive any of the proceeds received from the sale of the Trust units~~.~~, including any future sale of Boaz Energy’s Trust units to a third party. The selling unitholder will bear all costs and expenses incidental to the preparation and filing of the Registration Statement, excluding certain internal expenses of the Trust, which will be borne by the Trust, and any underwriting discounts and commissions, which will be borne by the selling unitholder as the seller of the Trust units. As of March 25, 2025, Boaz Energy owned 4,884,861 Trust units of the 12,165,732 units issued and outstanding.

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

The adoption and implementation of international, federal or state climate change legislation or regulations could result in increased operating costs for Boaz Energy (or any successor to Boaz Energy) and reduced demand for the oil, natural gas and NGLs that Boaz Energy (or any successor to Boaz Energy) produces.

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

The potential physical effects of climate change could disrupt production on the Underlying Properties and cause Boaz Energy, any successor to Boaz Energy, and other third-party operators to incur significant costs, thereby reducing cash distributable to Trust unitholders.

Some scientists have concluded that increasing concentrations of GHGs in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events. Extreme weather conditions can interfere with production on the Underlying Properties and increase operating expenses for Boaz Energy or any successor to Boaz Energy. Such damage or increased expenses from extreme weather may not be fully insured. If any such effects were to occur, they could have an adverse effect on Boaz Energy’s results of operations and, as a result, the cash distributable to Trust unitholders.

Additional restrictions on drilling activities intended to protect certain species of wildlife may adversely affect Boaz Energy’s and other operators’ ability to conduct drilling activities.

In the United States, the ESA restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the MBTA. To the extent species that are listed under the ESA or similar state laws, or are protected under the MBTA, live in the areas where the Underlying Properties are located, Boaz Energy’s abilities to conduct or expand operations on the Underlying Properties could be limited, or Boaz Energy or its successor could be forced to incur material additional costs. Moreover, Boaz Energy’s drilling activities may be delayed, restricted or precluded in protected habitat areas or during certain seasons, such as breeding and nesting seasons.

In addition, the designation of previously unidentified endangered or threatened species could cause Boaz Energy’s operations (or the operations of any other operator) to become subject to operating restrictions or bans, and limit future development activity in affected areas. For example, there have been renewed calls to review protections currently in place for the Dunes Sagebrush Lizard, whose habitat includes portions of the Permian Basin, and to reconsider listing the species under the ESA. If the Dunes Sagebrush Lizard or other species are listed, the FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state and private lands. To the extent species are listed under the ESA or similar state laws, or previously unprotected species are designated as threatened or endangered in areas where the Underlying Properties are located, operations on the Underlying Properties could incur increased costs arising from species protection measures and face delays or limitations with respect to production activities thereon.

CYBERSECURITY RISKS

The business of Boaz Energy or any successor to Boaz Energy could be negatively affected by various security threats, including cybersecurity threats, and other disruptions.

Boaz Energy faces various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the security of the facilities and infrastructure of Boaz Energy and of third parties on which Boaz Energy relies such as processing plants and pipelines. These threats pose a risk to the security of Boaz Energy’s systems and networks, the confidentiality, availability and integrity of its data and the physical security of its employees and assets. Boaz Energy relies on information technology (“IT”) systems and networks in connection with its business activities, including certain of its exploration, development and production activities. Boaz Energy relies on digital technology, including information systems and related infrastructure, as well as cloud applications and services, to, among other things, estimate quantities of oil, natural gas and NGL reserves, analyze seismic and drilling information, process and record financial and operating data and communicate with employees and third parties. As dependence on digital technologies has increased in the oil and gas industry, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. Boaz Energy has experienced cyber-attacks in the past and may not be successful in preventing future security breaches or cyber-attacks or mitigating their effect. Any security breach or cyber-attack could have a material adverse effect on Boaz Energy’s reputation and competitive position and could lead to losses of sensitive information, critical infrastructure or capabilities essential to Boaz Energy’s operation of the Underlying Properties, its calculation of gross and net profits and its remittance of payments in respect of the Net Profits Interest to the Trust. Cyber-attacks or security breaches also could result in litigation or regulatory action. In addition, Boaz Energy’s implementation of various procedures and controls to monitor and mitigate security threats, including cybersecurity threats, and to increase security for its information, facilities and infrastructure may result in increased capital and operating costs. Any successor to Boaz Energy will face similar threats that could also impact the Trust.

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

The Underlying Properties consist of long-life reserves in mature, conventional oil fields with established decline curves. As of December 31, 2024, the Underlying Properties had proved reserves of 4.2 MMBoe and 87% of the volumes and 86% of PV-10 value were attributable to proved developed reserves. Approximately 96% of the 4.2 MMBoe of proved reserves, based on PV-10 value, were operated by Boaz Energy. For more information regarding changes in proved reserves, see Note 11 to the financial statements included in Item 8 of this Annual Report.

Major Producing Areas

The Underlying Properties consist of the following four operating areas:

The Permian Clearfork area consists of 2,434 net acres on the Central Basin Platform of the Permian Basin in Hockley and Terry Counties, Texas. A majority of the production in the Permian Clearfork area comes from wells in the Kingdom Clearfork field, which primarily produce from the Clearfork formation. Boaz Energy's waterflooding operations were first implemented in the Kingdom Clearfork field in March 2015. As of December 31, 2024, Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”) estimates the Underlying Properties in the Permian Clearfork to have 1.34 MMBoe of total proved reserves, 100% of which are proved developed reserves.

The Permian Abo area consists of 1,667 net acres on the Central Basin Platform of the Permian Basin in Terry and Cochran Counties, Texas. A majority of the production in the Permian Abo area comes from wells in the Kingdom Abo field, which primarily produce from the Abo formation. In 2011, a waterflood pilot program was implemented in the North West Terry Abo unit (“NWTA”) located in the Kingdom Abo field that converted one producing well to an injection well. Boaz Energy fully converted the field to water injection upon purchasing the NWTA in June 2016, and in January 2017 installed a new injection pump that added an additional injection capacity of 2,500 barrels of water per day. In August 2017, NWTA 313 demonstrated initial waterflood response. As of December 31, 2024, Cawley Gillespie estimates the Underlying Properties in the Permian Abo to have 0.6 MMBoe of total proved reserves, 88% of which are proved developed reserves.

The Permian Shelf area consists of 14,390 net acres on the Eastern Shelf of the Permian Basin in Glasscock, Schleicher, Stonewall and Coke Counties, Texas. A significant portion of the production in the Permian Shelf area comes from wells in the Fort McKavitt and Flowers fields, which primarily produce from the Canyon formation. As of December 31, 2024, Cawley Gillespie estimates the Underlying Properties in the Permian Shelf to have 0.6 MMBoe of total proved reserves, 100% of which are proved developed reserves.

The Permian Platform area consists of 3,903 net acres on the Central Basin Platform of the Permian Basin in Ward, Crane, Terry and Ector Counties, Texas. The properties primarily produce from the Clearfork, San Andres, and Devonian formations. As of December 31, 2024, Cawley Gillespie estimates the Underlying Properties in the Permian Platform to have 1.7 MMBoe of total proved reserves, 72% of which are proved developed.

Oil and Natural Gas Data

Proved Reserves

Cawley Gillespie, independent petroleum and geological engineers, estimated crude oil and natural gas (including natural gas liquids) proved reserves of the Underlying Properties’ full economic life and for the Trust life as of December 31, 2024. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the estimates. In addition, the reserves and net revenues attributable to the Net Profits Interest include only 80% of the reserves attributable to the Underlying Properties that are expected to be produced within the term of the Net Profits Interest. The technical person primarily responsible for overseeing the review of the third-party reserve reports is Marshall Eves, Boaz Energy's Chief Executive Officer. Mr. Eves received a Bachelor of Science in Petroleum Engineering and Bachelor of Science in Geophysics from Texas Tech University in 2004. Prior to joining Boaz Energy, Mr. Eves served as Executive Vice President of Stanolind Oil and Gas LP from January 2009 to October 2013. Mr. Eves has over 20 years of experience working in various capacities in the energy industry, including acquisition analysis, reserve estimation, reservoir engineering and operations engineering.

The independent petroleum engineer’s report as to the proved oil and natural gas reserves as of December 31, 2024, was prepared by Cawley Gillespie. Cawley Gillespie, whose firm registration number is F-693, was founded in 1961 and is a leader in the evaluation of oil and gas properties. The technical person at Cawley Gillespie primarily responsible for overseeing the reserve estimates with respect to the Underlying Properties and the Net Profits Interest attributable to the Trust is Mr. Zane Meekins. Mr. Meekins has been a practicing consulting petroleum engineer at Cawley Gillespie since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 37 years of practical experience in petroleum engineering, with over 35 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

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

The following table summarizes estimated proved reserve quantities and PV-10 attributable to the Trust as of December 31, 2024:

	Trust Net Profits Interest
	Oil	Natural Gas(1)	Total(2)	PV-10(3)(4)
	(MBbls)	(MMcf)	(MBoe)	(in thousands)
Proved Developed	1,391.2	795.8	1,523.8	$55,472.3
Proved Undeveloped	171.8	757.5	298.1	8,973.2
Total Proved	1,563.0	1,553.3	1,821.9	$64,445.5

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
(4)
For 2024, $2.130 per MMBtu of natural gas and $75.48 per Bbl of oil were used in determining future net revenue.

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

Proved Undeveloped Reserves (PUDs)

The following table summarizes the changes in estimated proved undeveloped reserves of the Trust for the year ended December 31, 2024:

	Oil (MBbls)(1)	Natural Gas (MMcf)(1)	Total (MBoe)
Proved Undeveloped Reserves:
Balance, December 31, 2023	89.0	0.0	89.0
Conversions into proved developed reserves	(61.1)	—	(61.1)
Revisions of previous estimates	143.9	757.5	270.2
Extensions and discoveries	0.0	—	0.0
Acquisition of reserves	—	—	—
Balance, December 31, 2024	171.8	757.5	298.1

(1)
Reserves for natural gas liquids are included as a component of natural gas reserves. Proved undeveloped reserves increased for the year ended December 21, 2024, primarily due to newly identified drilling locations in the Peak Victor field in Crane County.

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2024, relating to the leasehold acreage associated with the Underlying Properties. Developed acreage consists of acreage spaced or assigned to productive wells and does not include undrilled acreage held by production under the terms of the lease. Undeveloped acreage is defined as acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)
Permian Clearfork	1,992	1,860	609	574	2,601	2,434
Permian Abo	1,767	1,437	480	230	2,247	1,667
Permian Shelf	10,374	7,156	8,121	7,234	18,495	14,390
Permian Platform	4,400	1,560	3,611	2,343	8,011	3,903
Total	18,533	12,013	12,821	10,381	31,354	22,394

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

Producing Wells Count

The table below summarizes the producing wells on the Underlying Properties as of December 31, 2024. Although many of these wells produce both oil and natural gas, a well is categorized as an oil well or a natural gas well based upon the ratio of oil to natural gas production. All wells in the table below are oil wells except for 5.0 gross (3.0 net) natural gas wells.

	Wells(1)
	Gross Wells(2)	Net Wells(3)
Permian Clearfork	38	34
Permian Abo	44	36
Permian Shelf	170	141
Permian Platform	174	47
Total	426	258

(1)
Boaz Energy's total gross wells associated with the Underlying Properties include 335 operated wells and 168 non-operated wells.
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

	Year Ended December 31,
	2024		2023		2022
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive	0.0	0.0	4.0	0.3	6.0	1.4
Dry holes	—	—	—	—	—	—
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—
Total:
Productive	0.0	0.0	4.0	0.3	6.0	1.4
Dry holes	—	—	—	—	—	—

During 2024, there were 0 gross (0 net) producing wells and 0 injection wells drilled, and 2 producing wells converted into injection wells on the Underlying Properties. During 2023, there were 4 gross (0.3 net) producing wells and 0 injection wells drilled, and 0 producing wells converted into injection wells on the Underlying Properties. During 2022, there were 6 gross (1.4 net) producing wells and 0 injection wells drilled, and 0 producing wells converted into injection wells on the Underlying Properties. On June 14, 2016, and December 14, 2017, Boaz Energy acquired certain oil and gas leasehold acreages located in the State of Texas and various other related rights, permits, contracts, equipment and other assets, known, respectively, as the Memorial Acquisition and the Crane Acquisition. Revenues and direct operating expenses of the assets acquired in the Memorial Acquisition that are subject to the Net Profits Interest are referred to as the "Memorial Underlying Properties". All of the assets acquired in the Crane County Acquisition are subject to the Net Profits Interest and are referred to as the “Crane County Underlying Properties”.

Oil and Natural Gas Production

The following table presents the oil and natural gas sales volumes, average sales prices and average costs per Boe for the Underlying Properties on a historical basis for the years ended December 31, 2024, 2023, and 2022. All production derived from the Underlying Properties is from the Permian Basin.

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Production volumes(1):
Oil (MBbls)	289.9	317.8	351.7
Natural Gas (MMcf)	341.1	387.6	409.9
Total (MBoe)	346.7	382	420
Average net daily production (Boe/d)	950.08	1,047.67	1,150.75
Average realized sales prices:
Oil ($/Bbl)	$75.33	$76.24	$93.15
Natural gas ($/Mcf)	$2.54	$3.74	$7.94
Average price per Boe	$65.93	$67.15	$85.74
Average expenses per Boe:
Lease operating expense	$19.64	$19.05	$15.28
Severance and ad valorem taxes	$3.83	$5.11	$5.16
Total operating expenses per Boe	$24.97	$24.79	$22.58

(1)
Production from the Kingdom Clearfork field during the years ended December 31, 2024, 2023, and 2022, was 62, 70, 67 MBoe, respectively, consisting of 62, 70, and 65, MBblsof oil, respectively, and 0.0, 0.0, and 10.7, MMcf of natural gas, respectively. Production from the Kingdom Abo field during the years ended December 31, 2024, 2023, and 2022 was 52, 60, and 50, MBoe, respectively, consisting of 52, 60, and 50, MBbls of oil, respectively, and 0.0, 1.4, and 0.0, MMcf of natural gas, respectively. Production from the Peak Victor field during the years ended December 31, 2024 and 2023, was 63 and 57, MBoe, respectively, consisting of 35 and 30, MBbls of oil, respectively, and 166.6 and 164.4, MMcf of natural gas, respectively. Such fields are the only fields that contained 15% or more of the total proved reserves attributable to the Underlying Properties as of December 31, 2024, 2023, and 2022, respectively.

Production costs for oil and natural gas attributable to the Underlying Properties for the years ended December 31, 2024, 2023, and 2022, were as follows:

	Year End
	2024	2023	2022
Costs
Severance Tax	$831,186	$1,032,842	$1,506,113
Ad Valorem Tax	497,694	922,851	662,107
Lease Operating Expense	6,811,020	7,284,563	6,417,318
Development costs	3,807,067	4,409,823	5,831,453
Direct Operating Expense	1,849,266	2,194,843	3,066,774
Other	1,773,038	2,094,993	3,289,482
Total costs	$15,569,271	$17,939,915	$20,773,247

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

Item 3. Legal Proceedings

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation sought surface use damages and alleged violations of the terms of the leases, among other things. The court had set a two-day bench trial to commence May 18, 2022, but on May 10, 2022, the court granted motions for summary judgment effectively disposing of the plaintiff’s claims. At a status conference conducted on May 12, 2022, the plaintiff confirmed the court’s rulings disposed of all the plaintiff’s claims. The court held a hearing regarding attorneys’ fees in June 2022. On May 12, 2023, the court entered its final judgment, incorporating its prior order granting the defendants’ motion for summary judgment and granting defendants’ motion for attorneys’ fees, but the plaintiff then filed a notice of appeal to the Eighth Court of Appeals in El Paso County, Texas . By order dated February 5, 2025, the Court of Appeals affirmed the trial court’s judgment in favor of the defendant appellees and therefore, this case is over.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

The Trust units are listed on the New York Stock Exchange (“NYSE”) under the symbol “PRT.” On March 27, 2025, there were 12,165,732 Trust units outstanding held by 9 unitholders of record, including 7,253,071 Trust units held by beneficial owners whose shares are held in street name by brokers and nominees.

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

Low oil and gas prices received for production from the Underlying Properties could cause (i) a reduction in the amount of net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders and (ii) a reduction in the amount of oil and natural gas that are economic to produce from the Underlying Properties.

2024 Recap and 2025 Outlook

In 2024, Boaz Energy participated in non-operated drilling and recompletion projects, waterflood conformance and reactivations in Terry, Coke, Glasscock, and Crane Counties. Boaz Energy completed reentry projects in the Permian Abo and Permian Shelf areas, maintained waterflood operations where prudent, and did necessary repairs to bring wells back to production.

In 2025, Boaz Energy plans to drill new producing wells in the Permian Platform and to invest in workovers, waterflood pattern conformance, and returning to production some wells that are currently shut in. This is subject to modification by the successor operator to Boaz Energy following the closing of the transaction proposed under the Purchase and Sale Agreement.

Results of Operations

	Year Ended December 31,
	2024	2023	2022
Net profits income	$5,959,482	$7,127,379	$13,160,845
Interest income	58,782	58,812	16,591
Total revenue	6,018,264	7,186,191	13,177,436
Expenditures – general and administrative	(856,766)	(923,935)	(873,480)
Cash reserves	(0)	(0)	(0)
Distributable income	$5,161,498	$6,262,256	$12,303,956
Distributable income per unit (12,165,732 Trust units)	$0.424259	$0.514745	$1.011357

Distributable Income

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the year ended December 31, 2024, were as follows:

Record Date	Payment Date	Distribution per Unit
January 31, 2024	February 14, 2024	$0.034555
February 29, 2024	March 14, 2024	0.034740
March 28, 2024	April 12, 2024	0.022971
April 30, 2024	May 14, 2024	0.030674
May 31, 2024	June 14, 2024	0.040295
June 28, 2024	July 15, 2024	0.040000
July 31, 2024	August 14, 2024	0.040021
August 30, 2024	September 16, 2024	0.040161
September 30, 2024	October 15, 2024	0.030026
October 31, 2024	November 15, 2024	0.030219
November 29, 2024	December 13, 2024	0.030271
December 31, 2024	January 15, 2025	0.050326
		$0.424259

Years Ended December 31, 2024, and 2023

The decrease in net profits income was primarily due to decreased oil and natural gas sales volumes and prices. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

Interest Income. Interest income decreased slightly for the year ended December 31, 2024, as compared to the prior year, primarily due to lower income to invest.

General and Administrative Expenditures. General and administrative expenditures decreased for the year ended December 31, 2024, as compared to the prior year, primarily due to a decrease in legal expenses and differences in the timing and payment of some expenses.

Cash Reserves. Pursuant to the Trust Agreement, the Trustee was authorized to begin retaining cash reserves for administrative expenses beginning in May 2019. In April 2020, the cash reserves retained reached $1,000,000 and no further cash reserves have been retained by the Trustee since April 2020. As of December 31, 2024, the Trustee continued to hold the previously retained $1,000,000 in cash reserves.

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

Computation of Income from the Net Profits Interest Received by the Trust

The table below outlines the computation of income from the Net Profits Interest received by the Trust for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Underlying Properties sales volumes(1):
Oil (Bbl)	289,918	317,765	351,710
Natural gas (Mcf)(2)	341,170	387,631	409,881
Average realized sales price:
Oil (per Bbl)	$75.33	$76.24	$93.15
Natural gas (per Mcf)	2.54	3.74	7.94

Calculation of net profits:
Gross profits:
Oil sales	$21,839,691	$24,225,807	$32,760,196
Natural gas sales	864,891	1,451,047	3,254,621
Other revenue	159,063	103,601	102,468
Divestitures (Qualified De Minimis Sales)	0	0	1,090,386
Total gross profits	22,863,645	25,780,455	37,207,671
Costs:
Direct operating expenses:	1,849,266	2,194,843	3,066,774
Lease operating expenses	6,811,020	7,284,563	6,417,318
Severance and ad valorem taxes	1,328,880	1,955,693	2,168,220
Development expenses	3,807,067	4,409,823	5,831,453
Other expenses	1,773,038	2,094,993	1,709,482
Total costs	(15,569,271)	(17,939,915)	(19,193,247)
Net profits	7,294,374	7,840,540	18,014,424
Percentage allocable to Net Profits Interest	80%	80%	80%
Net profits income (before capital reserve)	5,835,500	6,272,432	14,411,540
Change in Capital Reserve(3)	123,982	828,000	(1,264,000)
Interest income from savings account	0	26,947	13,305
Net profits interest audit fee	0	0	0
Net profits income received by the Trust	$5,959,482	$7,127,379	$13,160,845

(1)
Annual sales volumes for 2024 reflect production volumes for November 2023 through October 2024. Annual sales volumes for 2023 reflect production volumes for November 2022 through October 2023. Annual sales volumes for 2022 reflect production volumes for November 2021 through October 2022.
(2)
Sales volumes for natural gas include NGLs.
(3)
Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development expenses. As of December 31, 2024, the balance of funds held back to cover certain future capital expenses was $526,174 net to the Trust. The balance of funds held, net to the Trust, as of December 31, 2023 and 2022 was $650,157 and $1,478,157, respectively.

Years Ended December 31, 2024, and 2023

Important factors used in calculating the Trust’s net profits income include the volumes of oil and gas produced from the Underlying Properties and the realized prices received for the sale of those minerals, including natural gas liquids, as well as direct operating and development expenses.

Sales Volumes

Oil. Oil sales volumes decreased for the year ended December 31, 2024, as compared to the prior year. This was primarily due to decreased demand and the natural decline in production.

Natural Gas. Natural gas sales volumes decreased for the year ended December 31, 2024, as compared to the prior year. This was primarily due to decreased demand and the natural decline in production.

Sales Prices

Oil. The average realized oil price per Bbl decreased for the year ended December 31, 2024, as compared to the prior year. The average realized oil price per Bbl for the year ended December 31, 2024, is primarily related to production from November 2023 through October 2024, when the average NYMEX price was $77.34 per Bbl.

Natural Gas. The average realized natural gas price per Mcf decreased for the year ended December 31, 2024, as compared to the prior year. The average realized natural gas price per Mcf for the year ended December 31, 2024, is primarily related to production from November 2023 through October 2024, when the average NYMEX price was $2.32 per Mcf.

Costs

Direct Operating Expenses. Direct operating expenses decreased for the year ended December 31, 2024, as compared to the prior year primarily due to a decrease in capital projects to return wells to production.

Lease Operating Expenses. Lease operating expenses decreased for the year ended December 31, 2024, as compared to the prior year primarily due to returning fewer wells to production.

Severance and Ad Valorem Taxes. Severance and ad valorem taxes decreased for the year ended December 31, 2024, as compared to the prior year primarily due to lower sales valuation due to decreased industry prices for oil and natural gas.

Development Expenses Related to the Underlying Properties. Development expenses related to the Underlying Properties decreased for the year ended December 31, 2024, as compared to the prior year primarily due to fewer drilling and recompletion projects.

Other Expenses. Other expenses increased for the year ended December 31, 2024, as compared to the prior year primarily due to an increase in overhead expenses.

Capital Reserve and Operator Advance. Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development expenses. As of December 31, 2024, the balance of funds held back to cover certain future capital expenses was $526,174 net to the Trust.

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

Pursuant to the Trust Agreement, the Trustee was authorized beginning May 2019 to retain cash from the distributions it receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust. Boaz Energy provided the Trust with a $1.0 million Letter of Credit that could be drawn by the Trust to pay its administrative expenses. The Trustee is permitted to retain cash from distributions in such amount as the Trustee determines but not less than $25,000 per month or more than $100,000 per month until the reserve described in clause (i) equals or exceeds $1.0 million, at which time, the Trustee is required to release the Letter of Credit. The Letter of Credit expired May 2, 2020, as the Trustee had retained a total of $1,000,000 in cash reserves. As of December 31, 2024, the Trustee continued to hold the previously retained $1,000,000 in cash reserves.

On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. As of March 31, 2022, Boaz Energy owned 5,878,332 Trust units of the 12,165,732 Trust units issued and outstanding. The Trust filed a Registration Statement on Form S-3 on April 28, 2022 (the “Registration Statement”) seeking the registration of 5,801,675 Trust units held by Boaz Energy. The SEC confirmed the effectiveness of the Registration Statement on May 9, 2022. The Trust has not and will not receive any of the proceeds received from the sale of the Trust units. The selling unitholder will bear all costs and expenses incidental to the preparation and filing of the Registration Statement, excluding certain internal expenses of the Trust, which will be borne by the Trust, and any underwriting discounts and commissions, which will be borne by the selling unitholder as the seller of the Trust units. As of March 25, 2025, Boaz Energy owned 4,884,861 Trust units of the 12,165,732 units issued and outstanding.

Boaz Energy Capital Expenditure Budget

Boaz Energy’s estimated capital budget for 2025 for the Underlying Properties is $4 million, of which approximately $0.1 million has been expended as of March 14, 2025. This is for two new drill wells in Crane County (1 producer and 1 injector). Additionally, Boaz expects to invest in workovers, waterflood pattern conformance, and returning to production some wells that are currently shut in. Based on current oil and gas prices, Boaz anticipates continuing to participate in Crane and Glasscock Counties non-operated drilling and waterflood conformance and expansion work in Crane & Terry Counties, as well as drilling 1 new operated wells in Crane County sometime in 2025. The majority of capital spent in 2025 to date was spent on non-operated projects in the Permian Shelf Area. The $4 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects. Further, the plans of the potential successor to Boaz Energy following closing of the transaction contemplated by the Purchase and Sale Agreement, as well as the effect of those plans on Boaz Energy’s estimated capital budget for 2025 for the Underlying Properties, have not yet been provided to the Trust.

Boaz Energy’s capital expenditure by the end of 2024 was $3.8 million.

Off-Balance Sheet Arrangements

As of December 31, 2024, the Trust had no off-balance sheet arrangements.

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

Impairment of Net Profits Interest. The Trustee reviews the Trust’s Net Profits Interest in oil and natural gas properties for impairment annually and whenever events or circumstances indicate that the carrying value of the Net Profits Interest may not be recoverable. In the event of material revisions, the Trustee reviews the impact of these revisions on the amortization of Trust Units and impairment estimates. During 2024, a material revision was made to reserves resulting in the additional recognition of amortization of Trust Units. The Trust recognized $3,496,231 of amortization of Trust Units for the year ended December 31, 2024. There was no impairment present for the year ended December 31, 2024, after revisions to undiscounted cash flows. There was also no impairment as of December 31, 2023. In general, neither the Trustee nor Boaz Energy view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicate that the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the Net Profits Interest to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the Net Profits Interest are less than the Net Profits Interest carrying value, the Trust would recognize an impairment loss for the difference between the Net Profits Interest carrying value and the estimated fair value of the Net Profits Interest. The determination as to whether the Net Profits Interest is impaired is based on the best information available to the Trustee at the time of the evaluation, including information provided by Boaz Energy such as estimates of future production and development and operating expenses.

Refer to Note 2 to the financial statements included in Item 8 of this report for the Trust’s significant accounting policies.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Financial Statements. The following documents are filed as part of the Trust’s financial statements for the year ended December 31, 2024:

Report of Independent Registered Public Accounting Firm

To the Unit Holders of

PermRock Royalty Trust and

Argent Trust Company, Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities, and trust corpus of PermRock Royalty Trust (the Trust) as of December 31, 2024 and 2023, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2024 and 2023, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2024, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other accounting principles generally accepted in the United States of America.

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

March 28, 2025

Weaver and Tidwell, L.L.P.
1601 South MoPac Expressway, Suite D250 | Austin, Texas 78746

Main: 512.609.1900

CPAs AND ADVISORS | WEAVER.COM

Statement of Assets, Liabilities, and Trust Corpus

	December 31,
	2024	2023
ASSETS
Cash and Short-Term Investments	$1,612,261	$1,368,611
Net Profits Interests	72,379,939	75,876,170
TOTAL	$73,992,200	$77,244,781

	December 31,
	2024	2023
LIABILITIES & TRUST CORPUS
Distribution Payable to Unitholders	$612,261	$368,611
Cash Reserves	1,000,000	1,000,000
Trust Corpus – 12,165,732 Trust Units Issued and Outstanding	72,379,939	75,876,170
TOTAL	$73,992,200	$77,244,781

These Financial Statements should be read in conjunction with the accompanying Notes to Financial Statements included herein.

Statements of Distributable Income

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Net Profits Income	$5,959,482	$7,127,379	$13,160,845
Interest Income	58,782	58,812	16,591
Total Revenue	6,018,264	7,186,191	13,177,436
Expenditures – General and Administrative	(856,766)	(923,935)	(873,480)
Distributable Income	$5,161,498	$6,262,256	$12,303,956
Distributable Income per Unit – 12,165,732 Trust Units Issued and Outstanding	$0.424259	$0.514745	$1.011357

These Financial Statements should be read in conjunction with the accompanying Notes to Financial Statements included herein

Statements of Changes in Trust Corpus

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Trust Corpus, Beginning of Period	$75,876,170	$80,041,113	$83,821,848
Amortization of Net Profits Interest	(3,496,231)	(4,164,943)	(3,780,735)
Distributable Income	5,161,498	6,262,256	12,303,956
Distributions Declared	(5,161,498)	(6,262,256)	(12,303,956)
Trust Corpus, End of Period	$72,379,939	$75,876,170	$80,041,113

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

In May 2018, Boaz Energy completed an initial public offering of 6,250,000 of the 12,165,732 total Trust units outstanding, retaining ownership of 5,915,732 Trust units. As of March 25, 2025, Boaz Energy owned 4,884,861 Trust units of the 12,165,732 Trust units issued and outstanding.

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
•
In the event of material revisions, the Trustee reviews the impact of these revisions on the amortization of Trust Units and impairment estimates. During 2024, a material revision was made to reserves resulting in the additional recognition of amortization of Trust Units. The Trust recognized $3,496,231 of amortization of Trust Units for the year ended December 31, 2024. There was no impairment present for the year ended December 31, 2024, after revisions to undiscounted cash flows. There was also no impairment as of December 31, 2023.
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

4.
Cash Reserves

Pursuant to the Trust Agreement, beginning in May 2019, the Trustee was authorized to begin retaining cash from the distributions the Trust receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust. Boaz Energy provided the Trust with a $1.0 million letter of credit (the “Letter of Credit”) that could be drawn by the Trust to pay administrative expenses of the Trust. The Trustee is permitted to retain cash from distributions in such amount as the Trustee determines but not less than $25,000 per month or more than $100,000 per month until the reserve described in clause (i) equals or exceeds $1.0 million, at which time, the Trustee is required to release the Letter of Credit. The Letter of Credit expired May 2, 2020, as the Trustee had retained a total of $1,000,000 in cash reserves. As of December 31, 2024, the Trustee continued to hold the previously retained $1,000,000 in cash reserves.

Boaz Energy is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development expenses. As of December 31, 2024, the balance of funds held back to cover certain future capital expenses was $526,174 net to the Trust.

5.
Distributions to Unitholders

The Trust makes monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and any cash reserves, to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Based on 12,165,732 Trust units outstanding at each date listed below, the monthly per unit distributions during the year ended December 31, 2024, were as follows:

Record Date	Payment Date	Distribution per Unit
January 31, 2024	February 14, 2024	$0.034555
February 29, 2024	March 14, 2024	0.034740
March 28, 2024	April 12, 2024	0.022971
April 30, 2024	May 14, 2024	0.030674
May 31, 2024	June 14, 2024	0.040295
June 28, 2024	July 15, 2024	0.040000
July 31, 2024	August 14, 2024	0.040021
August 30, 2024	September 16, 2024	0.040161
September 30, 2024	October 15, 2024	0.030026
October 31, 2024	November 15, 2024	0.030219
November 29, 2024	December 13, 2024	0.030271
December 31, 2024	January 15, 2025	0.050326
		$0.424259

6.
Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee and Delaware Trustee. The Delaware Trustee’s annual fee is $4,000. In 2024, the Trustee received $205,033 for the period from January through December 2024. For 2025, the Trustee’s annual administrative fee will be approximately $207,081. The Trustee’s annual administrative fee increased at a rate of 3% per year for the first three years of the Trust’s existence, increased at a rate of 2% in 2022 and 2023. The Trustee’s annual administrative fee will increase at a rate of 1% in 2024, will continue to increase at a rate of 1% each year until the 20th anniversary of the Trust’s formation, and then will remain flat thereafter. These costs of the Trust, which are included in administration expenses, are deducted by the Trust before distributions are made to Trust unitholders.

Agreements with Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. The Trust filed a Registration Statement on Form S-3 on April 28, 2022 (the “Registration Statement”) seeking the registration of 5,801,675 Trust units held by

Boaz Energy. The SEC confirmed the effectiveness of the Registration Statement on May 9, 2022. As of March 25, 2025, Boaz Energy owned 4,884,861 Trust units of the 12,165,732 units issued and outstanding.

On January 13, 2025, the Trust announced that Boaz Energy and its affiliate Boaz Energy II Royalty, LLC entered into a Purchase and Sale Agreement on January 10, 2025 (the “Purchase and Sale Agreement”) with T2S Permian Acquisition II LLC, a Delaware limited liability company (the “Buyer”), with respect to the Underlying Properties.

Boaz Energy informed the Trust that, pursuant to the Purchase and Sale Agreement, the Grantors will sell and convey to the Buyer all of (a) Boaz Energy’s right, title and interest in and to the Underlying Properties (which shall remain burdened by the Net Profits Interest and subject to the Conveyance); and (b) Boaz Energy’s 4,884,861 Trust units representing beneficial interests in the Trust (the “Boaz Trust Units”).

Boaz Energy reports that the Purchase and Sale Agreement contains customary conditions to the parties’ obligations to consummate the closing of the transaction (the “Closing”). If customary closing conditions are satisfied, the Closing is anticipated to occur at the end of March 2025. From and after the Closing, the Buyer will own the Underlying Properties (burdened by the Trust’s Net Profits Interest and subject to the Conveyance) and the Boaz Trust Units, and the Buyer (or an affiliate thereof) will become the operator of the Underlying Properties.

7.
Certain Contracts

The Trust is not a party to any purchase, gathering, or processing contracts. Boaz Energy and other outside operators are parties to oil and natural gas sales contracts. For the year ended December 31, 2024, Boaz Energy reported that Phillips 66, Plains All American Pipeline, Energy Transfer Partners, and Enterprise Crude Oil LLC accounted for 30.59%, 20.23%, 18.44%, and 12.79% respectively, of its total oil and natural gas revenues, and that no other purchaser accounted for 10% or more of the total revenue of the Underlying Properties. Boaz Energy does not believe that the loss of any of these parties as a purchaser of crude oil or natural gas production from the Underlying Properties would have a material impact on the business or operations of Boaz Energy or the Underlying Properties because of the large number of marketing firms and competitive nature of oil and gas purchasers in the Permian Basin. Oil and natural gas are currently sold to these four customers under short-term contracts at market prices.

8.
Significant Customers

Information as to significant purchasers of oil and gas production attributable to the Trust’s economic interests is included in Note 7, above.

9.
Development Costs

Boaz Energy’s original 2024 capital expenditure estimate was $4.5 million. That budget was revised slightly by the end of 2024 to $3.8 million. Boaz Energy’s capital projects in 2024 included participation in non-operated drilling and recompletion projects, as well as waterflood conformance and reactivations in Terry, Coke, Crane and Glasscock Counties. The cost of these capital projects were included in Boaz Energy’s 2024 capital expenditure budget.

Boaz Energy’s estimated capital budget for 2025 for the Underlying Properties is $4 million, of which approximately $0.1 million has been expended as of March 14, 2025. This is for 2 new drill wells in Crane County (1 producer and 1 injector). Additionally, Boaz expects to invest in workovers, waterflood pattern conformance, and returning to production some wells that are currently shut in. Based on current oil and gas prices, Boaz anticipates continuing to participate in Glasscock and Terry Counties non-operated drilling and waterflood conformance. The majority of capital spent in 2025 to date was spent on non-operated projects in the Permian Shelf Area. The $4 million estimate is subject to change based on, among other things, changes in the price of oil and natural gas, Boaz Energy’s actual capital requirements, the pace of regulatory approvals and the mix of projects.

10.
Settlements and Litigation

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation sought surface use damages and alleged violations of the terms of the leases, among other things. The court had set a two-day bench trial to commence May 18, 2022, but on May 10, 2022, the court granted motions for summary judgment effectively disposing of the plaintiff’s claims. At a status conference conducted on May 12, 2022, the plaintiff confirmed the court’s rulings disposed of all the plaintiff’s claims. The court held a hearing regarding attorneys’ fees in June 2022. On May 12, 2023, the court entered its final judgment, incorporating its prior order granting the defendants’ motion for summary judgment and granting defendants’ motion for attorneys’ fees, but the plaintiff then filed a notice of appeal to the Eighth Court of Appeals in El Paso County, Texas. By order dated February 5, 2025, the Court of Appeals affirmed the trial court’s judgment in favor of the defendant appellees and therefore, this case is over.

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

The following table presents a reconciliation of proved reserve quantities attributable to the Trust as of the dates indicated below:

	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Balance, Proved Reserves as of December 31, 2022	2,967	2,740	3,424
Revisions of previous estimates	(1,235)	(572)	(1,330)
Extensions, discoveries and other additions	164	9	165
Production	(318)	(388)	(382)
Balance, Proved Reserves as of December 31, 2023	1,578	1,789	1,877
Revisions of previous estimates	(275)	(105)	(292)
Extensions, discoveries and other additions	—	—	—
Production	(290)	(341)	(347)
Balance, Proved Reserves as of December 31, 2024	1,563	1,553	1,822
Proved developed reserves:
December 31, 2022	1,838	2,118	2,191
December 31, 2023	1,489	1,789	1,788
December 31, 2024	1,391	796	1,524
Proved undeveloped reserves:
December 31, 2022	1,129	622	1,233
December 31, 2023	89	0	89
December 31, 2024	172	758	298

Extensions and discoveries. During the year ended December 31, 2024, there were no extensions or discovery changes to proved reserves.

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

Revisions of previous estimates. During the year ended December 31, 2024, revisions of previous estimates increased proved reserves by 15%. This was primarily due to the additional drilling locations in the Peak Victor field in Crane County, Texas, as well as the addition of waterflood reserves in the Roepke filed in Crane County, Texas. The annual average WTI Cushing and Henry Hub spot oil and natural gas price of $75.48 per Bbl and $2.13 per MMbtu used to determine reserves as of December 31, 2024, was 4% and 19% lower than the $78.22 per Bbl and $2.64 per MMbtu used to determine reserves as of December 31, 2023, respectively

During the year ended December 31, 2023, revisions of previous estimates decreased proved reserves by 39%, primarily due to the removal of certain proved undeveloped reserves due to the SEC five-year booking rule, and also due to negative price revisions related to lower oil and natural gas prices. The annual average WTI Cushing and Henry Hub spot oil and natural gas price of $78.22 per Bbl and $2.64 per MMbtu used to determine reserves as of December 31, 2024, was 17% and 59% lower than the $93.67 per Bbl and $6.36 per MMbtu used to determine reserves as of December 31, 2023, respectively.

During the year ended December 31, 2022, revisions of previous estimates increased oil reserves by 6%, primarily due to an increase in the average oil price used to estimate future net reserves. The annual average WTI Cushing spot oil price of $93.67 per Bbl used to determine reserves as of December 31, 2023, was 29% higher than the $66.56 per Bbl used to determine reserves as of December 31, 2022.

Production.

During the year ended December 31, 2024, production decreased oil reserves by 347 MBoe.

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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust was as follows as of the dates indicated (in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Future costs	$—	$—	$—
Future net cash flows	118,584	124,680	292,000
Discount of future net cash flows at 10%	(54,139)	(59,643)	(146,982)
Standardized measure of discounted future net cash flows	$64,445	$65,037	$145,018

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

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the periods indicated (in thousands):

	Total
	2024	2023	2022
Balance at the beginning of the period(1)	$65,037	$145,018	$105,613
Net change in prices and production costs	(11,788)	(34,008)	45,420
Net change in future development costs	—	—	—
Sales of oil and natural gas, net of production costs	(12,715)	(14,241)	(15,779)
Extensions and discoveries	—	5,801	165
Purchase of reserves	—	—	—
Divestiture of reserves	—	—	—
Revisions of previous quantity estimates	12,724	(51,231)	11,597
Previously estimated development costs incurred	—	—	—
Net change in income taxes	—	—	—
Accretion of discount	6,504	14,502	10,561
Changes in timing and other	4,683	(804)	(12,559)
Balance at the end of the period(1)	$64,445	$65,037	$145,018

(1)
Balance is as of December 31 of the previous year.

For 2024, $2.130 per MMBtu of natural gas and $75.48 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of Henry Hub natural gas and WTI oil.

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

12.
Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the year ended December 31, 2024:

2024	Net Profits Income	Distributable Income	Distributable Income Per Unit
First Quarter	$1,296,408	$1,122,502	$0.092266
Second Quarter	1,658,420	1,350,037	0.110969
Third Quarter	1,548,855	1,340,784	0.110208
Fourth Quarter	1,455,799	1,348,175	0.110816
Total	$5,959,482	$5,161,498	$0.424259

13.
Subsequent Events

Boaz Energy’s Pending Sale to T2S Permian Acquisition II LLC

On January 13, 2025, the Trust announced that Boaz Energy and its affiliate Boaz Energy II Royalty, LLC entered into a Purchase and Sale Agreement on January 10, 2025 (the “Purchase and Sale Agreement”) with T2S Permian Acquisition II LLC, a Delaware limited liability company (the “Buyer”), with respect to the Underlying Properties.

Boaz Energy informed the Trust that, pursuant to the Purchase and Sale Agreement, the Grantors will sell and convey to the Buyer all of (a) Boaz Energy’s right, title and interest in and to the Underlying Properties (which shall remain burdened by the Net Profits Interest and subject to the Conveyance); and (b) Boaz Energy’s 4,884,861 Trust units representing beneficial interests in the Trust (the “Boaz Trust Units”).

Boaz Energy reports that the Purchase and Sale Agreement contains customary conditions to the parties’ obligations to consummate the closing of the transaction (the “Closing”). If customary closing conditions are satisfied, the Closing is anticipated to occur at the end of March 2025. From and after the Closing, the Buyer will own the Underlying Properties (burdened by the Trust’s Net Profits Interest and subject to the Conveyance) and the Boaz Trust Units, and the Buyer (or an affiliate thereof) will become the operator of the Underlying Properties.

Distributions

On January 21, 2025, the Trust declared a cash distribution of $0.040276 per Trust unit to unitholders of record as of January 31, 2025. The distribution was paid on February 12, 2025.

On February 18, 2025, the Trust declared a cash distribution of $0.040219 per Trust unit to unitholders of record as of February 28, 2025. The distribution was paid on March 14, 2025.

On March 21, 2025, the Trust declared a cash distribution of $0.040022 per Trust unit to unitholders of record as of March 31, 2025. The distribution will be paid on or about April 14, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. The Trustee conducted an evaluation of the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this annual report. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of December 31, 2024, that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Boaz Energy.

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

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Boaz Energy.

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

Item 11. Executive Compensation

The Trust does not have any executive officers, directors or employees. The Trust does not have a board of directors, and it does not have a compensation committee. Pursuant to the Trust Agreement, the Trust pays an annual administrative fee to the Trustee of $180,000 per year subject to escalation, as described in Note 6. Administrative fees paid to the Trustee in 2024 were $205,033.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a)
Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(b)
Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of the Trust units as of March 25, 2025, by each person who, to the Trustee’s knowledge, beneficially owns more than 5% of the outstanding Trust units.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Boaz Energy II, LLC, Marshall Eves, and Karan Eves 3300 N. A Street, Bldg. 7 Midland, Texas 79705	Trust units	4,884,861	40.2%

Pursuant to the Schedule 13D (Amendment No. 9) dated January 10, 2025, as filed with the SEC on January 14, 2025, Boaz Energy reported that it was the sole record and beneficial owner of 4,884,661 Trust units, representing 40.2% of the outstanding Trust units, and had sole voting and dispositive power over those Trust units. Each of Marshall Eves and Karan Eves reported that each of them directly own 4,400 Trust units and that, by virtue of them being married to each other, each of them may be deemed to indirectly beneficially own the Trust units directly held by the other. In addition, each of Marshall Eves and Karan Eves reported that each of them own 38.9% of the limited liability company interests in Boaz Energy. Marshall Eves is the President and Chief Executive Officer

of Boaz Energy, and Karan Eves is the Chief Operating Officer of Boaz Energy. Each of Marshall Eves and Karan Eves may be deemed to indirectly beneficially own the Trust units held by Boaz Energy, representing 40.2% of the outstanding trust Units as of March 25, 2025, and may also be deemed to share voting and dispositive power over those Trust units. Additionally, in Amendment 9 to the Schedule 13D, Boaz Energy announced that it entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”), by and among Boaz Energy, Boaz Energy II Royalty, LLC, a wholly-owned subsidiary of Boaz Energy (“Boaz Royalty” and, together with, Boaz Energy, the “Seller”), and T2S Permian Acquisition II LLC (the “Buyer”), pursuant to which the Seller agreed to sell and assign, and the Buyer agreed to purchase and acquire, among other things, the 4,884,861 Trust Units held by Boaz Energy (the “Subject Trust Units”), effective as of the closing date of the transactions contemplated by the Purchase and Sale Agreement (the "Closing” and the transactions to be consummated at the Closing, the “Sale”). The Closing of the Sale is subject to satisfaction of various customary closing conditions and contains certain termination rights for both the Seller and the Buyer, including, among other things, if the Closing has not occurred prior to April 30, 2025. If the closing conditions are satisfied timely, at Closing, Boaz Energy will convey the Subject Trust Units to Buyer pursuant to the Purchase and Sale Agreement, and Boaz Energy will no longer beneficially own any Trust units; however, each of Marshall Eves and Karan Eves will directly continue to own 4,400 Trust units. In addition, in connection with the Closing, Boaz Energy will transfer its rights under that certain Registration Rights Agreement, dated May 4, 2018, by and between Boaz Energy and the Issuer, to the Buyer.

(c)
Security Ownership of Trustee.

As of March 28, 2025, Argent Trust Company has no beneficial ownership of or power to vote any of the outstanding Trust units.

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

On January 13, 2025, the Trust announced that Boaz Energy and its affiliate Boaz Energy II Royalty, LLC entered into a Purchase and Sale Agreement on January 10, 2025 (the “Purchase and Sale Agreement”) with T2S Permian Acquisition II LLC, a Delaware limited liability company (the “Buyer”), with respect to the Underlying Properties.

Boaz Energy informed the Trust that, pursuant to the Purchase and Sale Agreement, the Grantors will sell and convey to the Buyer all of (a) Boaz Energy’s right, title and interest in and to the Underlying Properties (which shall remain burdened by the Net Profits Interest and subject to the Conveyance); and (b) Boaz Energy’s 4,884,861 Trust units representing beneficial interests in the Trust (the “Boaz Trust Units”).

Boaz Energy reports that the Purchase and Sale Agreement contains customary conditions to the parties’ obligations to consummate the closing of the transaction (the “Closing”). If customary closing conditions are satisfied, the Closing is anticipated to occur at the end of March 2025. From and after the Closing, the Buyer will own the Underlying Properties (burdened by the Trust’s Net Profits Interest and subject to the Conveyance) and the Boaz Trust Units, and the Buyer (or an affiliate thereof) will become the operator of the Underlying Properties.

Item 13. Certain Relationships and Related Transactions and Director Independence

Trustee Administrative Fee. In 2024, the Trust paid the Trustee $205,033 in administrative fees. In 2025, the Trustee fee will be approximately $207,081. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $180,000 to the Trustee, subject to annual escalation as described in Note 6.

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

The following table presents fees for professional audit services rendered by Weaver and Tidwell, L.L.P. for the audit of the Trust’s financial statements for 2024, 2023, and 2022 and fees billed for other services rendered by Weaver and Tidwell, L.L.P.

	2024	2023	2022
Audit fees(1)	$140,356	$124,008	$80,000
Audit-related fees	—	—	—
Tax fees	—	—	—
All other fees	—	—	—
Total fees	$140,356	$124,008	$80,000

(1)
Fees for audit services in 2024, 2023, and 2022 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

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
Date: March 28, 2025

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