Form 10-Q
period 2025-03-31
PermRock Royalty Trust
filed 2025-05-14
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2025, 12,165,732 trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

The condensed financial statements included herein are presented without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, and Argent Trust Company, as Trustee (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed interim financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s 2024 Annual Report on Form 10-K (“2024 Annual Report”). In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and Trust corpus of PermRock Royalty Trust at March 31, 2025 and December 31, 2024, and the distributable income and changes in Trust corpus for the three month periods ended March 31, 2025, and March 31, 2024, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2025 (unaudited)	December 31, 2024
ASSETS
Cash and short-term investments	$1,486,905	$1,612,261
Net Profits Interest (1)	71,286,955	72,379,939
TOTAL ASSETS	$72,773,860	$73,992,200
LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$486,905	$612,261
Cash reserves (2)	1,000,000	1,000,000
Trust corpus	71,286,955	72,379,939
TOTAL LIABILITIES AND TRUST CORPUS	$72,773,860	$73,992,200

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

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Net profits income	$1,710,763	$1,296,408
Interest income	12,540	14,962
Total revenue	1,723,303	1,311,370
Expenditures – general and administrative	(257,108)	(188,868)
Cash reserves (1)	—	—
Distributable income	$1,466,195	$1,122,502
Distributable income per unit (2)	$0.120517	$0.092268

(1)
The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.
(2)
Based on 12,165,732 Trust units issued and outstanding as of May 14, 2025.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Trust corpus, beginning of period	$72,379,939	$75,876,170
Amortization of Net Profits Interest	(1,092,984)	(825,844)
Distributable income	$1,466,195	$1,122,502
Distributions declared	(1,466,195)	(1,122,502)
Trust corpus, end of period	$71,286,955	$75,050,326

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

On January 13, 2025, the Trust announced that Boaz Energy, the owner and operator of the oil and gas properties underlying the Trust (the “Underlying Properties”), informed the Trust that Boaz Energy and its affiliate, Boaz Energy II Royalty, LLC (“Boaz Royalty” and, together with Boaz Energy, the “Grantors”), entered into a Purchase and Sale Agreement on January 10, 2025 (the “Purchase and Sale Agreement”) with T2S Permian Acquisition II LLC, a Delaware limited liability company (“T2S” or "Buyer"), with respect to the Underlying Properties. The Underlying Properties are subject to the Net Profits Interests conveyed to the Trust pursuant to the Conveyance. The transaction between the Grantors and T2S closed on March 31, 2025. Boaz Energy also sold and conveyed to Ustx LLC, a Delaware limited liability company, and a wholly-owned subsidiary of the Buyer, Boaz Energy’s 4,884,861 Trust units representing beneficial interests in the Trust. At closing, T2S assumed operations of the Underlying Properties. T2S reports that it is working with Boaz Energy to facilitate the transfer of administrative operations from Boaz Energy to T2S. The Trustee continues to administer the Trust in the ordinary course of business. T2S assumed all obligations and privileges of Boaz Energy under each of the Conveyance and the Trust Agreement.

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

In May 2018, Boaz Energy completed an initial public offering of 6,250,000 of the 12,165,732 total Trust units outstanding, retaining ownership of 5,915,732 Trust units. As of March 31, 2025, Boaz Energy transferred 4,884,861 Trust units to Ustx LLC, a wholly-owned subsidiary of T2S. As of May 12, 2025, Ustx, LLC owned 4,884,861 Trust units of the 12,165,732 Trust units issued and outstanding.

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
•
Amortization of the investment in the Net Profits Interest is calculated on a unit-of-production basis and is charged directly to Trust corpus, and such amortization does not affect distributions from the Trust; and
•
The Trust’s investment in the Net Profits Interest is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost basis. In general, neither the Trustee nor T2S (successor to Boaz Energy) view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicate the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the Net Profits Interest to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the Net Profits Interest are less than the Net Profits Interest carrying value, the Trust would recognize an impairment loss for the difference between the Net Profits Interest carrying value and the estimated fair value of the Net Profits Interest. The determination as to whether the Net Profits Interest is impaired is based on the best information available to the Trustee at the time of the evaluation, including information provided by Boaz Energy and T2S such as estimates of future production and development and operating expenses. Any impairment would be charged directly to the Trust corpus.

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

b.
Interim Financial Statements.

The accompanying unaudited financial statements have been prepared by the Trust in accordance with the accounting policies stated in the audited financial statements and notes of the Trust thereto included in the Trust’s 2024 Annual Report and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements.

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

4.
Cash Reserves

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee began retaining cash from the distributions the Trust receives to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. The Trustee is authorized to retain cash reserves (i) in an amount not to exceed $1,000,000 at any one time and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 per month or more than $100,000 per month. Cash reserves held by the Trustee for administrative expenses totaled $1,000,000 as of March 31, 2025.

T2S is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and development or operating expenses. As of December 31, 2024, the balance of funds held by Boaz Energy to cover certain future capital expenses was $526,174 net to the Trust. As of March 31, 2025, the balance of funds held by T2S to cover future capital expenses was $270,174 net to the Trust, which funds are now held by T2S, as successor in interest to Boaz Energy.

5.
Distributions to Unitholders

The Trust makes monthly cash distributions of the net amount, if any, of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and cash reserves to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended March 31, 2025, were as follows:

Record Date	Payment Date	Distribution per Unit
January 31, 2025	February 14, 2025	$0.040276
February 28, 2025	March 14, 2025	0.040219
March 31, 2025	April 14, 2025	0.040022
		$0.120517

6.
Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee and the Delaware Trustee. The Delaware Trustee’s annual fee is $4,000. For 2025, the Trustee’s annual administrative fee is $207,081, which is divided into twelve equal monthly payments throughout the year. The Trustee’s annual administrative fee increased at a rate of 3% per year for the first three years of the Trust’s existence, and increased at a rate of 2% in 2023 and 2024. The Trustee’s annual administrative fee increased at a rate of 1% in 2025, and will continue to increase at a rate of 1% per year until the 20th anniversary of the Trust’s formation and then will remain flat thereafter. These costs of the Trust, which are included in administration expenses, are deducted by the Trust before distributions are made to Trust unitholders.

Agreements with T2S as successor-in-interest to Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. The Trust filed a Registration Statement on Form S-3 on April 28, 2022 (the “Registration Statement”) seeking the registration of 5,801,675 Trust units held by Boaz Energy. The SEC confirmed the effectiveness of the Registration Statement on May 9, 2022. As of May 12, 2025, Ustx, LLC, a wholly-owned subsidiary of T2S, owned 4,884,861 Trust units of the 12,165,732 Trust units issued and outstanding.

7.
Development Costs

T2S’s estimated capital and workover budget for 2025 for the Underlying Properties (the "Plan") is $4.0 million, of which approximately $0.1 million has been expended as of March 31, 2025. T2S expects to continue the Plan implemented by Boaz Energy prior to T2S's acquisition of the Underlying Properties. The Plan includes drilling two wells (one injector well and one producer well in Crane County, Texas), participating in T2S's proportionate share of a new non-operated well that is planned to be drilled in the second quarter of 2025, along with investing in workovers, waterflood pattern conformance, and returning certain shut-in wells to production wells. The majority of capital spent in 2025 to date was spent on non-operated projects in the Permian Shelf Area. The $4.0 million estimate is subject to change based on, among other things, T2S’s continued analysis of the Plan, changes in the price of oil and natural gas, actual capital requirements, the pace of regulatory approvals and the mix of projects.

8.
Settlements and Litigation

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation sought surface use damages and alleged violations of the terms of the leases, among other things. The court had set a two-day bench trial to commence May 18, 2022, but on May 10, 2022, the court granted motions for summary judgment effectively disposing of the plaintiff’s claims. At a status conference conducted on May 12, 2022, the plaintiff confirmed the court’s rulings disposed of all the plaintiff’s claims. The court held a hearing regarding attorneys’ fees in June 2022. On May 12, 2023, the court entered its final judgment, incorporating its prior order granting the defendants’ motion for summary judgment and granting defendants’ motion for attorneys’ fees, but the plaintiff then filed a notice of appeal to the Eighth Court of Appeals in El Paso County, Texas. By order dated February 5, 2025, the Court of Appeals affirmed the trial court’s judgment in favor of the defendant appellees and therefore, this case concluded.

9.
Subsequent Events

On April 17, 2025, the Trust declared a cash distribution of $0.023807 per Trust unit based upon production during the month of February 2025.

Production Month	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
February	21,413	25,759	$70.27	$4.15

ITEM 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the Trust’s unaudited condensed financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the Trust’s audited financial statements and the accompanying notes included in the Trust’s 2024 Annual Report.

Cautionary Statement Regarding Forward Looking Statements

Certain information included in this Quarterly Report contains, and other materials filed or to be filed by the Trust with the SEC (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements, including without limitation statements under this “Trustee’s Discussion and Analysis of Financial Conditions and Results of Operations” and all statements regarding T2S and Argent Trust Company’s (as Trustee of the Trust) expectations, beliefs and plans regarding the following: (i) T2S’s capital projects, timing and estimated costs, and the resulting impact of those activities on the computation of the Net Profits Interest; (ii) outside operators’ capital projects and the resulting impact of those activities on the Net Profits Interest; (iii) implementation or continued use of waterflood projects and workovers and the location of waterflood projects and workovers; (iv) T2S’s estimated capital expenditures; (v) the timing of capital expenditures and capital reserve amounts; (vi) the expected timing of litigation proceedings; (vii) the impact of current litigation matters on the Trust; (viii) T2S’s staffing levels or future reductions in staffing on the Underlying Properties; and (ix) distributions to Trust unitholders. Such statements are based on certain assumptions of the Trustee, and certain assumptions of information provided to the Trust by T2S, the owner of the Underlying Properties; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and T2S; and involve risks and uncertainties. Certain factors could affect the future results of the energy industry in general, and T2S and the Trust in particular, and could cause actual results to differ materially from those projected in such forward-looking statements. Those factors include, without limitation, the following:

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
•
risks associated with T2S and its ability to transfer operation of the Underlying Properties to third parties without the approval of Trust unitholders;
•
the performance of such third parties contracted by T2S and their ability or willingness to provide sufficient facilities and services to T2S on commercially reasonable terms;
•
the effect of existing and future laws and regulatory actions;
•
the actions of the Organizations of Petroleum Exporting Countries (“OPEC”);
•
conditions in the capital markets;
•
competition from others in the energy industry;
•
uncertainty in whether development projects will be pursued;
•
severe or unseasonable weather that may adversely affect production;

•
adequacy of T2S’s insurance coverage;
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
•
risks associated with title deficiencies that may arise with respect to the Underlying Properties and T2S’s ability to cure any such defects;
•
actions by T2S, including such that result in conflicts of interest, that adversely affect the Trust;
•
the ability to successfully estimate the impact of litigation matters, and certain accounting and tax matters;
•
the cost of inflation; and
•
the risk factors discussed in Part I, Item 1A of the Trust’s 2024 Annual Report.

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

T2S Information

As a holder of a net profits interest, the Trust relies on T2S for information regarding T2S and its affiliates; the Underlying Properties, including the operations, acreage, well and completion count, working interests, production volumes, sales revenues, capital expenditures, operating expenses, reserves, drilling plans, drilling results and leasehold terms related to the Underlying Properties; and factors and circumstances that have or may affect the foregoing.

Overview

PermRock Royalty Trust, a Delaware statutory trust formed in November 2017, completed its initial public offering in May 2018. The Trust’s main asset and source of income is the Net Profits Interest, which entitles the Trust to receive 80% of the net profits from oil and natural gas production from the Underlying Properties. The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any management control over or responsibility for costs relating to the operation of the Underlying Properties.

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

T2S, as the operator of the Underlying Properties, typically receives payment for oil production 30 to 60 days after it is produced and for natural gas production 60 to 90 days after it is produced.

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

Outlook

T2S’s estimated capital and workover budget for 2025 for the Underlying Properties (the "Plan") is $4.0 million, of which approximately $0.1 million has been expended as of March 31, 2025. T2S expects to continue the Plan implemented by Boaz Energy prior to T2S's acquisition of the Underlying Properties. The Plan includes drilling two wells (one injector well and one producer well in Crane County, Texas), participating in T2S's proportionate share of a new non-operated well that is planned to be drilled in the second quarter of 2025, along with investing in workovers, waterflood pattern conformance, and returning certain shut-in wells to production wells. The majority of capital spent in 2025 to date was spent on non-operated projects in the Permian Shelf Area. The $4.0 million estimate is subject to change based on, among other things, T2S’s continued analysis of the Plan, changes in the price of oil and natural gas, actual capital requirements, the pace of regulatory approvals and the mix of projects.

RESULTS OF OPERATIONS

Distributable Income

Three Months Ended March 31, 2025

For the three months ended March 31, 2025, net profits income received by the Trust was $1,710,763 compared to $1,296,408 for the same period of the prior year. This increase in net profits income was primarily due to slightly higher gas prices and lower operating expenses. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $12,540 and general and administrative expenditures of $257,108, distributable income for the three months ended March 31, 2025, was $1,466,195, or $0.120517 per Trust unit.

Interest income for the quarter ended March 31, 2025, decreased $2,422 as compared to the same period in the prior year, due to lower interest rates. General and administrative expenditures increased by $68,240 for the three months ended March 31, 2025, as compared to the prior year, primarily due to the timing of payments.

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee is authorized to retain cash reserves for administrative expenses. The Trustee did not retain any cash reserves during the three months ended March 31, 2025, or March 31, 2024. Total cash reserves were $1,000,000 as of March 31, 2025, and March 31, 2024.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended March 31, 2025, were as follows:

Record Date	Payment Date	Distribution per Unit
January 31, 2025	February 14, 2025	$0.040276
February 28, 2025	March 14, 2025	0.040219
March 31, 2025	April 14, 2025	0.040022
		$0.120517

Computation of Income from the Net Profits Interest Received by the Trust

The Net Profits Interest entitles the Trust to receive 80% of the net profits attributable to Boaz Energy’s interest from the sale of oil and natural gas production from the Underlying Properties. The Trust’s income from the Net Profits Interest consists of monthly net profits attributable to income from the Underlying Properties. Because of the interval between the time of production and receipt of net profits income by the Trust, the Trust recognizes production during the month in which the related net profits income is paid to the Trust. Net profits income for the three months ended March 31, 2025, was based on production during the months of November 2024 through January 2025.

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Underlying Properties sales volumes(1):
Oil (Bbl)	69,630	74,510
Natural gas (Mcf)(2)	79,162	83,942
Total sales (Boe)	82,823	88,500
Average realized sales price:
Oil (per Bbl)	$69.36	$73.06
Natural gas (per Mcf)	$3.19	$3.14
Calculation of net profits:
Gross profits:
Oil sales	$4,829,654	$5,443,681
Natural gas sales	252,156	263,640
Other revenue	35,519	31,599
Total gross profits	$5,117,329	$5,738,920
Costs:
Direct operating expenses:	$465,937	$469,740
Lease operating expenses	1,916,560	1,739,592
Severance and ad valorem taxes	316,135	335,193
Development expenses	134,963	855,484
Other expenses	465,280	368,400
Total costs	$(3,298,875)	$(3,768,409)
Net profits	$1,818,454	$1,970,510
Percentage allocable to Net Profits Interest	80%	80%
Net profits income (before capital reserve)	$1,454,763	$1,576,408
Capital reserve activity (3)	256,000	(280,000)
Net profits income received by the Trust	$1,710,763	$1,296,408

(1)
Quarterly sales volumes are typically reported for a three-month period, and therefore sales volumes for the three months ended March 31, 2025, reflect production volumes for November 2024 through January 2025.
(2)
Sales volumes for natural gas include NGLs.
(3)
The operator of the Underlying Properties is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and expenses. As of March 31, 2025, Boaz Energy had reserved funds in the amount of $270,174 net to the Trust for future capital expenses, which funds are now held by T2S, as successor in interest to Boaz Energy under the Conveyance and operator of the Underlying Properties.

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

Sales Volumes

Oil

Oil sales volumes decreased by 4,880 Bbls (6.5%) for the three months ended March 31, 2025, as compared to the same period in 2024. T2S reports this decrease was primarily due to a natural decline in the producing properties and a decrease in demand.

Natural Gas

Natural gas sales volumes decreased by 4,780 Mcf (5.7%) for the three months ended March 31, 2025, as compared to the same period in 2024. T2S reports this decrease was primarily due to a natural decline in the producing properties and a decrease in demand.

Sales Prices

Oil

The average realized oil price per Bbl decreased for the three months ended March 31, 2025, as compared to the same period in 2024. T2S reports this decrease was primarily due to a decrease in the WTI benchmark oil price.

Natural Gas

The average realized natural gas price per Mcf increased for the three months ended March 31, 2025, as compared to the same period in 2024. T2S reports this increase was primarily due to an increase in the Henry Hub benchmark price for natural gas.

Costs

Direct Operating Expenses

Direct operating expenses decreased for the three months ended March 31, 2025, as compared to the prior year period primarily because of fewer projects to return wells to production.

Lease Operating Expenses

Lease operating expenses increased for the three months ended March 31, 2025, as compared to the prior year period because of plugging two wells in Nolan County, Texas.

Severance and Ad Valorem Taxes

Severance and ad valorem taxes decreased for the three months ended March 31, 2025, as compared to the prior year period primarily because of lower revenues and valuations of properties resulting from decreased oil prices.

Development Expenses Related to the Underlying Properties

Development expenses related to the Underlying Properties decreased for the three months ended March 31, 2025, as compared to the prior year period as a result of fewer capital projects.

Other Expenses

Other expenses increased for the three months ended March 31, 2025, as compared to the prior year periods primarily due to adjustments to overhead.

Capital Reserve

As of March 31, 2025, Boaz Energy had reserved $270,174 net to the Trust for future capital expenses, which funds are now held by T2S, as successor in interest to Boaz Energy.

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

As authorized under the Trust Agreement, the Trustee is authorized to retain cash from the distributions the Trust receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 or more than $100,000 per month. Cash reserves previously retained and currently held by the Trustee for future administrative expenses total $1,000,000 as of March 31, 2025.

T2S's Capital Expenditure Budget

T2S's estimated capital and workover budget for 2025 for the Underlying Properties (the "Plan") is $4.0 million, of which approximately $0.1 million has been expended as of March 31, 2025. T2S expects to continue the Plan implemented by Boaz Energy prior to T2S's acquisition of the Underlying Properties. The Plan includes drilling two wells (one injector well and one producer well in Crane County, Texas), participating in T2S's proportionate share of a new non-operated well that is planned to be drilled in the second quarter of 2025, along with investing in workovers, waterflood pattern conformance, and returning certain shut in wells to production wells. The majority of capital spent in 2025 to date was spent on non-operated projects in the Permian Shelf Area. The $4.0 million estimate is subject to change based on, among other things, T2S's continued analysis of the Plan, changes in the price of oil and natural gas, actual capital requirements, the pace of regulatory approvals and the mix of projects.

Distributions Declared After Quarter End

On April 17, 2025, the Trust declared a cash distribution of $0.023807 per Trust unit based upon production during the month of February 2025.

Production Month	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
February	21,413	25,759	$70.27	$4.15

Off-Balance Sheet Arrangements

As of March 31, 2025, the Trust had no off-balance sheet arrangements.

New Accounting Pronouncements

As the Trust’s financial statements are prepared on the modified cash basis, most accounting pronouncements are not applicable to the Trust’s financial statements. No new accounting pronouncements have been adopted or issued that would impact the financial statements of the Trust.

Critical Accounting Policies and Estimates

Refer to Note 2 to the unaudited condensed financial statements contained in this Quarterly Report and the Trust’s 2024 Annual Report on Form 10-K, including the audited financial statements of the Trust and notes thereto included therein, for a description of the Trust’s accounting policies and use of estimates.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Trust is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 4. Controls and Procedures

The Trustee conducted an evaluation of the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of March 31, 2025, that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Boaz Energy.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On October 1, 2018, a lawsuit styled Thaleia L. Marston, Trustee of the Marston Trust v. Blackbeard Operating, LLC, et.al, No. 18-10-24761 – CVW in the 143rd District Court in Ward County, Texas (the “2018 Litigation”) was filed, naming, among others, Boaz Energy and the Trust as defendants. The plaintiff is a lessor under two leases operated by Blackbeard Operating LLC. The Underlying Properties include the interests of Boaz Energy in some of the minerals covered by those leases. The litigation sought surface use damages and alleged violations of the terms of the leases, among other things. The court had set a two-day bench trial to commence May 18, 2022, but on May 10, 2022, the court granted motions for summary judgment effectively disposing of the plaintiff’s claims. At a status conference conducted on May 12, 2022, the plaintiff confirmed the court’s rulings disposed of all the plaintiff’s claims. The court held a hearing regarding attorneys’ fees in June 2022. On May 12, 2023, the court entered its final judgment, incorporating its prior order granting the defendants’ motion for summary judgment and granting defendants’ motion for attorneys’ fees, but the plaintiff then filed a notice of appeal to the Eighth Court of Appeals in El Paso County, Texas. By order dated February 5, 2025, the Court of Appeals affirmed the trial court's judgment in favor of the defendant appellees and therefore, this case concluded.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Date: May 14, 2025

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