Form 10-Q
period 2025-06-30
PermRock Royalty Trust
filed 2025-08-13
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

As of August 13, 2025, 12,165,732 trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

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

GAAP	United States generally accepted accounting principles.

MBbl	One thousand barrels of crude oil or condensate.

MBoe	One thousand barrels of crude oil equivalent.

Mcf	One thousand cubic feet (of natural gas).

MMcf	One million cubic feet (of natural gas).

natural gas liquids (NGL)	Those hydrocarbons that are separated from the gas as liquids through the process of absorption, condensation, or other methods in gas processing or cycling plants.

net acres	The sum of the fractional working interests owned by a given operator in gross acres.

net profits	Gross profits received by Boaz Energy or T2S from the sale of production from the Underlying Properties, less applicable costs, as provided in the Conveyance.

net profits income	Net profits multiplied by the net profits percentage of 80%, which is paid to the Trust by Boaz Energy. “Net profits income” is referred to as “royalty income” for tax reporting purposes.

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

Underlying Properties

The interest in certain oil and natural gas properties from which the Net Profits Interest was conveyed by Boaz Energy or T2S. The Underlying Properties include working interests in oil and natural gas producing properties located in the Permian Basin in Texas.

working interest	An operating interest in an oil and natural gas property that provides the owner a specified share of production that is subject to all production expense and development costs.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

The condensed financial statements included herein are presented without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, and Argent Trust Company, as Trustee (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed interim financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s 2024 Annual Report on Form 10-K (“2024 Annual Report”). In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and Trust corpus of PermRock Royalty Trust at June 30, 2025 and December 31, 2024, and the distributable income and changes in Trust corpus for the three and six months ended June 30, 2025 and 2024, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2025 (unaudited)	December 31, 2024
ASSETS
Cash and short-term investments	$1,539,693	$1,612,261
Net Profits Interest (1)	70,219,686	72,379,939
TOTAL ASSETS	$71,759,379	$73,992,200
LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$539,693	$612,261
Cash reserves (2)	1,000,000	1,000,000
Trust corpus	70,219,686	72,379,939
TOTAL LIABILITIES AND TRUST CORPUS	$71,759,379	$73,992,200

(1)
See Note 2 to condensed financial statements for further discussion of the Net Profits Interest.
(2)
The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net profits income	$1,545,465	$1,658,420	$3,256,228	$2,954,828
Interest income	12,137	14,609	24,677	29,571
Total revenue	1,557,602	1,673,029	3,280,905	2,984,399
Expenditures – general and administrative	(357,084)	(322,992)	(614,192)	(511,860)
Cash reserves (1)	—	—	—	—
Distributable income	$1,200,518	$1,350,037	$2,666,713	$2,472,539
Distributable income per unit (2)	$0.098679	$0.110969	$0.219196	$0.203235

(1)
The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.
(2)
Based on 12,165,732 Trust units issued and outstanding as of August 13, 2025.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Trust corpus, beginning of period	$71,286,955	$75,050,326	$72,379,939	$75,876,170
Amortization of Net Profits Interest	(1,067,269)	(932,729)	(2,160,253)	(1,758,573)
Distributable income	$1,200,518	$1,350,037	$2,666,713	$2,472,539
Distributions declared	(1,200,518)	(1,350,037)	(2,666,713)	(2,472,539)
Trust corpus, end of period	$70,219,686	$74,117,597	$70,219,686	$74,117,597

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

On January 13, 2025, the Trust announced that Boaz Energy, the owner and operator of the oil and gas properties underlying the Trust (the “Underlying Properties”), informed the Trust that Boaz Energy and its affiliate, Boaz Energy II Royalty, LLC (“Boaz Royalty” and, together with Boaz Energy, the “Grantors”), entered into a Purchase and Sale Agreement on January 10, 2025 (the “Purchase and Sale Agreement”) with T2S Permian Acquisition II LLC, a Delaware limited liability company (“T2S” or "Buyer"), with respect to the Underlying Properties. The Underlying Properties are subject to the Net Profits Interests conveyed to the Trust pursuant to the Conveyance. The transaction between the Grantors and T2S closed on March 31, 2025. Boaz Energy also sold and conveyed to Ustx LLC, a Delaware limited liability company, and a wholly-owned subsidiary of the Buyer, Boaz Energy’s 4,884,861 Trust units representing beneficial interests in the Trust. At closing, T2S assumed operations of the Underlying Properties. T2S assumed all obligations and privileges of Boaz Energy under each of the Conveyance and the Trust Agreement. The Trustee continues to administer the Trust in the ordinary course of business

The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale of oil and natural gas production from the Underlying Properties. The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties. The Trust has and will continue to make monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and any cash reserves, to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date. Distributions generally relate to sales from a one-month period.

The Trustee may deposit funds awaiting distribution in an account with an FDIC-insured or national bank, including the Trustee, if the interest paid to the Trust at least equals amounts paid by the Trustee on similar deposits, and make other short-term investments with the funds distributed to the Trust.

In May 2018, Boaz Energy completed an initial public offering of 6,250,000 of the 12,165,732 total Trust units outstanding, retaining ownership of 5,915,732 Trust units. Pursuant to the Purchase and Sale Agreement, Boaz Energy conveyed all of its remaining 4,884,861 Trust units to Ustx, LLC, a wholly owned subsidiary of T2S, on March 31, 2025. As of August 13, 2025, Ustx, LLC owned 4,884,861 Trust units.

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
•
Amortization of the investment in the Net Profits Interest is calculated on a unit-of-production basis and is charged directly to Trust corpus, and such amortization does not affect distributions from the Trust; and
•
The Trust’s investment in the Net Profits Interest is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost basis. In general, none of the Trustee, Boaz Energy or T2S view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicate the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the Net Profits Interest to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the Net Profits Interest are less than the Net Profits Interest carrying value, the Trust would recognize an impairment loss for the difference between the Net Profits Interest carrying value and the estimated fair value of the Net Profits Interest. The determination as to whether the Net Profits Interest is impaired is based on the best information available to the Trustee at the time of the evaluation, including information provided by Boaz Energy and T2S such as estimates of future production and development and operating expenses. Any impairment would be charged directly to the Trust corpus.

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

4.
Cash Reserves

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee began retaining cash from the distributions the Trust received to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. The Trustee is authorized to retain cash reserves (i) in an amount not to exceed $1,000,000 at any one time and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 per month or more than $100,000 per month. Cash reserves held by the Trustee for administrative expenses totaled $1,000,000 as of June 30, 2025.

T2S is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and development or operating expenses. As of December 31, 2024, the balance of funds held by Boaz Energy to cover certain future capital expenses was $526,174 net to the Trust. As of June 30, 2025, the balance of funds held back to cover future capital expenses was $318,174 net to the Trust. These funds are now held by T2S, as successor in interest to Boaz Energy.

5.
Distributions to Unitholders

The Trust makes monthly cash distributions of the net amount, if any, of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and cash reserves to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended June 30, 2025, were as follows:

Record Date	Payment Date	Distribution per Unit
April 30, 2025	May 14, 2025	$0.023807
May 30, 2025	June 13, 2025	0.030511
June 30, 2025	July 15, 2025	0.044361
		$0.098679

6.
Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee and the Delaware Trustee. The Delaware Trustee’s annual fee is $4,000. For 2025, the Trustee’s annual administrative fee is $205,031, which is divided into twelve equal monthly payments throughout the year. The Trustee’s annual administrative fee increased at a rate of 3% per year for the first three years of the Trust’s existence, and increased at a rate of 2% in 2023 and 2024. The Trustee’s annual administrative fee increased at a rate of 1% in 2025, and will continue to increase at a rate of 1% per year until the 20th anniversary of the Trust’s formation and then will remain flat thereafter. These costs of the Trust, which are included in administration expenses, are deducted by the Trust before distributions are made to Trust unitholders.

Agreements with T2S as successor-in-interest to Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. The Trust filed a Registration Statement on Form S-3 on April 28, 2022 (the “Registration Statement”) seeking the registration of 5,801,675 Trust units held by Boaz Energy. The SEC confirmed the effectiveness of the Registration Statement on May 9, 2022. As of August 13, 2025, Ustx, LLC, a wholly-owned subsidiary of T2S, owned 4,884,861 Trust units of the 12,165,732 Trust units issued and outstanding.

7.
Development Costs

T2S's estimated capital and workover budget for 2025 for the Underlying Properties (the "Plan") is $4.0 million, of which approximately $0.2 million has been expended as of June 30, 2025. T2S expects to continue the Plan implemented by Boaz Energy prior to T2S's acquisition of the Underlying Properties. The Plan includes drilling two wells (one injector well and one producer well in Crane County, Texas), participating in T2S's proportionate share of the drilling of a new non-operated well with planned completion during the third quarter of 2025, along with investing in workovers, waterflood pattern conformance, and returning certain shut-in wells to production wells. The majority of capital spent in 2025 to date was spent on non-operated projects in the Permian Shelf Area. The $4.0 million estimate is subject to change based on, among other things, T2S’s continued analysis of the Plan, changes in the price of oil and natural gas, T2S's actual capital requirements, the pace of regulatory approvals and the mix of projects.

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

9.
Subsequent Events

On July 21, 2025, the Trust declared a cash distribution of $0.032491 per Trust unit based upon production during the month of May 2025.

Production Month	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
May	18,941	26,454	$59.36	$1.67

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

Outlook

T2S’s estimated capital and workover budget for 2025 for the Underlying Properties (the "Plan") is $4.0 million, of which approximately $0.2 million has been expended as of June 30, 2025. T2S expects to continue the Plan implemented by Boaz Energy prior to T2S's acquisition of the Underlying Properties. The Plan includes drilling two wells (one injector well and one producer well in Crane County, Texas), participating in T2S's proportionate share of the drilling of a new non-operated well with planned completion during the third quarter of 2025, along with investing in workovers, waterflood pattern conformance, and returning certain shut-in wells to production wells. The majority of capital spent in 2025 to date was spent on non-operated projects in the Permian Shelf Area. The $4.0 million estimate is subject to change based on, among other things, T2S’s continued analysis of the Plan, changes in the price of oil and natural gas, T2S's actual capital requirements, the pace of regulatory approvals and the mix of projects.

RESULTS OF OPERATIONS

Distributable Income

Three Months Ended June 30, 2025

For the three months ended June 30, 2025, net profits income received by the Trust was $1,545,465 compared to $1,658,420 for the same period of the prior year. This decrease in net profits income was primarily due to decreased oil prices and volumes. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $12,137 and general and administrative expenditures of $357,084, distributable income for the three months ended June 30, 2025, was $1,200,518, or $0.098679 per Trust unit.

Interest income was slightly lower for the quarter ended June 30, 2025, as compared to the prior year, primarily due to lower interest rates. General and administrative expenditures increased by $34,092 for the three months ended June 30, 2025, as compared to the prior year, primarily due to the timing of payments.

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee is authorized to retain cash reserves for administrative expenses. The Trustee did not retain any cash reserves during the three months ended June 30, 2025, or June 30, 2024. Total cash reserves were $1,000,000 as of June 30, 2025, and June 30, 2024.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended June 30, 2025, were as follows:

Record Date	Payment Date	Distribution per Unit
April 30, 2025	May 14, 2025	$0.023807
May 30, 2025	June 13, 2025	0.030511
June 30, 2025	July 15, 2025	0.044361
		$0.098679

Six Months Ended June 30, 2025

For the six months ended June 30, 2025, net profits income received by the Trust was $3,256,228 compared to $2,954,828 for the same period of the prior year. This increase in net profits income was primarily due to an increase in gas prices and a decrease in production and development costs. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $24,677 and general and administrative expenditures of $614,192, distributable income for the six months ended June 30, 2025, was $2,666,713, or $0.219196 per Trust unit. For the six months ended June 30, 2024, total distributable income was $2,472,539, or $0.203235 per Trust unit.

Interest income decreased for the six months ended June 30, 2025, as compared to the prior year, primarily due to lower interest rates. General and administrative expenditures increased by $102,332 for the six months ended June 30, 2025, as compared to the prior year, primarily due to timing of payments.

Pursuant the terms of the Trust Agreement, the Trustee was authorized to begin retaining cash reserves for administrative expenses in May of 2019. The Trustee did not retain any cash reserves during the six months ended June 30, 2025, or June 30, 2024. Total cash reserves were $1,000,000 as of June 30, 2025, and December 31, 2024.

Computation of Income from the Net Profits Interest Received by the Trust

The Net Profits Interest entitles the Trust to receive 80% of the net profits attributable to Boaz Energy’s interest from the sale of oil and natural gas production from the Underlying Properties. The Trust’s income from the Net Profits Interest consists of monthly net profits attributable to income from the Underlying Properties. Because of the interval between the time of production and receipt of net profits income by the Trust, the Trust recognizes production during the month in which the related net profits income is paid to the Trust. Net profits income for the three months ended June 30, 2025, was based on production during the months of February 2025 through April 2025. The table below outlines the computation of income from the Net Profits Interest received by the Trust for the three and six months ended June 30, 2025, and June 30, 2024.

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Underlying Properties sales volumes(1):
Oil (Bbl)	64,816	72,477	134,445	146,988
Natural gas (Mcf)(2)	85,631	81,308	164,793	165,250
Total sales (Boe)	79,088	86,028	161,911	174,530
Average realized sales price:
Oil (per Bbl)	$66.36	$78.89	$67.91	$75.93
Natural gas (per Mcf)	$3.24	$2.98	$3.21	$3.06
Calculation of net profits:
Gross profits:
Oil sales	$4,301,269	$5,717,553	$9,130,923	$11,161,234
Natural gas sales	277,564	242,327	529,721	505,967
Other revenue	21,687	42,947	57,207	74,545
Total gross profits	$4,600,520	$6,002,827	$9,717,851	$11,741,746
Costs:
Direct operating expenses:	$220,660	$476,689	$686,598	$946,429
Lease operating expenses	1,348,400	1,730,997	3,264,960	3,470,589
Severance and ad valorem taxes	417,592	379,965	733,727	715,159
Development expenses	77,395	663,068	212,358	1,518,552
Other expenses	544,643	466,643	1,009,923	835,042
Total costs	$(2,608,690)	$(3,717,362)	$(5,907,566)	$(7,485,771)
Net profits	$1,991,830	$2,285,465	$3,810,285	$4,255,975
Percentage allocable to Net Profits Interest	80%	80%	80%	80%
Net profits income (before capital reserve)	$1,593,464	$1,828,372	$3,048,228	$3,404,780
Capital reserve activity (3)	(48,000)	(169,952)	208,000	(449,952)
Net profits income received by the Trust	$1,545,464	$1,658,420	$3,256,228	$2,954,828

(1)
Quarterly sales volumes are typically reported for a three-month period, and therefore sales volumes for the three months ended June 30, 2025, reflect production volumes for February 2025 through April 2025. Sales volumes for the six months ended June 30, 2025, reflect production volumes for November 2024 through April 2025.
(2)
Sales volumes for natural gas include NGLs.
(3)
The operator of the Underlying Properties is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and expenses. As of June 30, 2025, T2S, as successor to Boaz Energy, held $318,174 net to the Trust of funds previously reserved for future capital expenses.

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

Sales Volumes

Oil

Oil sales volumes decreased by 7,661 Bbls (10.6%) for the three months ended June 30, 2025, as compared to the same period in 2024, and 12,543 Bbls (8.5%) for the six months ended June 30, 2025, as compared to the same period in 2024. T2S reports this decrease was primarily due to a natural decline in the producing properties, as well as lower production volumes due to Boaz Energy's curtailed operations and a reduction in the number of workover projects during the first half of 2025 amid the sales and transition process between Boaz Energy and T2S.

Natural Gas

Natural gas sales volumes increased by 4,323 Mcf (5.3%) for the three months ended June 30, 2025, as compared to the same period in 2024, and decreased 457 Mcf (0.3%) for the six months ended June 30, 2025, as compared to the same period in 2024. T2S reports this decrease was primarily due to a natural decline in producing properties, as well as lower production volumes due to Boaz Energy’s curtailed operations and a reduction in the number of workover projects during second quarter 2025 amid the sale and transition process between Boaz Energy and T2S.

Sales Prices

Oil

The average realized oil price per Bbl decreased for both the three and six months ended June 30, 2025, as compared to the same periods in 2024. The decrease was primarily due to a surge in global supply combined with weaker than expected demand amid economic uncertainty and geopolitical tensions, which prompted price drops and negative earnings impacts for oil producers.

Natural Gas

Natural gas prices increased for both the three and six months ended June 30, 2025, compared to the same periods in 2024. The decrease was primarily due to a colder than usual winter, which drove strong early-year demand and triggered significant storage withdrawals. Additionally, increased industrial usage contributed to stronger overall demand versus the previous year, when weather was milder and storage levels were more comfortable. Despite prices softening later in the period, these early supply demand pressures resulted in an overall year-over-year increase.

Costs

Direct Operating Expenses

Direct operating expenses decreased for the three and six months ended June 30, 2025, as compared to the same periods in 2024, primarily due to fewer projects to return wells to production amid the pending sale and transition between Boaz Energy and T2S. Additionally, certain projects were deferred in response to the decline in oil prices during the same period.

Lease Operating Expenses

Lease operating expenses decreased for the three and six months ended June 30, 2025, as compared to the same period in 2024, due to deferral of projects until the sale between Boaz Energy and T2S closed in the second quarter of 2025, as well as significant expenses associated with plugging of a well in the Permian Shelf area that were incurred during the first half of 2024.

Severance and Ad Valorem Taxes

Severance and ad valorem taxes increased for the three and six months ended June 30, 2025, as compared to the same periods in 2024, primarily because of an increase in the accrual for ad valorem taxes in the quarter ended June 30, 2025, partially offset by the decrease in severance taxes due to the decrease in revenues for the same time period.

Development Expenses Related to the Underlying Properties

Development expenses related to the Underlying Properties decreased for the three and six months ended June 30, 2025, as compared to the same periods in 2024, as a result of fewer capital projects.

Other Expenses

Other expenses decreased for the three and six months ended June 30, 2025, as compared to the same periods in 2024, primarily due to adjustments to overhead.

Capital Reserve

As of June 30, 2025, T2S, as successor to Boaz Energy, held $318,174 net to the Trust of funds previously reserved to cover future capital expenses.

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

As authorized under the Trust Agreement, the Trustee is authorized to retain cash from the distributions the Trust receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 or more than $100,000 per month. Cash reserves previously retained and currently held by the Trustee for future administrative expenses total $1,000,000 as of June 30, 2025.

T2S's Capital Expenditure Budget

T2S's estimated capital and workover budget for 2025 for the Underlying Properties (the "Plan") is $4.0 million, of which approximately $0.2 million has been expended as of June 30, 2025. T2S expects to continue the Plan implemented by Boaz Energy prior to T2S's acquisition of the Underlying Properties. The Plan includes drilling two wells (one injector well and one producer well in Crane County, Texas), participating in T2S's proportionate share of the drilling of a new non-operated well with planned completion during the third quarter of 2025, along with investing in workovers, waterflood pattern conformance, and returning certain shut in wells to production wells. The majority of capital spent in 2025 to date was spent on non-operated projects in the Permian Shelf Area. The $4.0 million estimate is subject to change based on, among other things, T2S's continued analysis of the Plan, changes in the price of oil and natural gas, T2S's actual capital requirements, the pace of regulatory approvals and the mix of projects.

Distributions Declared After Quarter End

On July 21, 2025, the Trust declared a cash distribution of $0.032491 per Trust unit based upon production during the month of May 2025.

Production Month	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
May	18,941	26,454	$59.36	$1.67

Off-Balance Sheet Arrangements

As of June 30, 2025, the Trust had no off-balance sheet arrangements.

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

ITEM 4. Controls and Procedures

The Trustee conducted an evaluation of the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of June 30, 2025, that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Boaz Energy.

Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of the Trust Agreement and the Conveyance, the Trustee’s disclosure controls and procedures related to the Trust necessarily rely on (A) information provided by Boaz Energy and T2S, as applicable, including information relating to results of operations, the costs and revenues attributable to the Trust’s interests under the Conveyance and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the Underlying Properties, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers.

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

Date: August 13, 2025

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