Form 10-Q
period 2025-09-30
PermRock Royalty Trust
filed 2025-11-13
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

As of November 13, 2025, 12,165,732 trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

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

GAAP	United States generally accepted accounting principles.

MBbl	One thousand barrels of crude oil or condensate.

MBoe	One thousand barrels of crude oil equivalent.

Mcf	One thousand cubic feet (of natural gas).

MMcf	One million cubic feet (of natural gas).

natural gas liquids (NGL)	Those hydrocarbons that are separated from the gas as liquids through the process of absorption, condensation, or other methods in gas processing or cycling plants.

net acres	The sum of the fractional working interests owned by a given operator in gross acres.

net profits	Gross profits received by T2S from the sale of production from the Underlying Properties, less applicable costs, as provided in the Conveyance.

net profits income	Net profits multiplied by the net profits percentage of 80%, which is paid to the Trust by T2S. “Net profits income” is referred to as “royalty income” for tax reporting purposes.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

The condensed financial statements included herein are presented without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, and Argent Trust Company, as Trustee (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed interim financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s 2024 Annual Report on Form 10-K (“2024 Annual Report”). In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and Trust corpus of PermRock Royalty Trust at September 30, 2025 and December 31, 2024, and the distributable income and changes in Trust corpus for the three and nine months ended September 30, 2025 and 2024, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2025 (unaudited)	December 31, 2024
ASSETS
Cash and short-term investments	$1,378,835	$1,612,261
Net Profits Interest (1)	69,293,250	72,379,939
TOTAL ASSETS	$70,672,085	$73,992,200
LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$378,835	$612,261
Cash reserves (2)	1,000,000	1,000,000
Trust corpus	69,293,250	72,379,939
TOTAL LIABILITIES AND TRUST CORPUS	$70,672,085	$73,992,200

(1)
See Note 2 to condensed financial statements for further discussion of the Net Profits Interest.
(2)
The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net profits income	$1,246,690	$1,548,855	$4,502,918	$4,503,683
Interest income	12,105	15,485	36,782	45,056
Total revenue	1,258,795	1,564,340	4,539,700	4,548,739
Expenditures – general and administrative	(147,219)	(223,556)	(761,411)	(735,415)
Cash reserves (1)	—	—	—	—
Distributable income	$1,111,576	$1,340,784	$3,778,289	$3,813,324
Distributable income per unit (2)	$0.091367	$0.110208	$0.310563	$0.313443

(1)
The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.
(2)
Based on 12,165,732 Trust units issued and outstanding as of November 13, 2025.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Trust corpus, beginning of period	$70,219,686	$74,117,597	$72,379,939	$75,876,170
Amortization of Net Profits Interest	(926,436)	(943,931)	(3,086,689)	(2,702,504)
Distributable income	$1,111,576	$1,340,784	$3,778,289	$3,813,324
Distributions declared	(1,111,576)	(1,340,784)	(3,778,289)	(3,813,324)
Trust corpus, end of period	$69,293,250	$73,173,666	$69,293,250	$73,173,666

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

On January 13, 2025, the Trust announced that Boaz Energy, the owner and operator of the oil and gas properties underlying the Trust (the “Underlying Properties”), informed the Trust that Boaz Energy and its affiliate, Boaz Energy II Royalty, LLC (“Boaz Royalty” and, together with Boaz Energy, the “Grantors”), entered into a Purchase and Sale Agreement on January 10, 2025 (the “Purchase and Sale Agreement”) with T2S Permian Acquisition II LLC, a Delaware limited liability company (“T2S”), with respect to the Underlying Properties. The Underlying Properties are subject to the Net Profits Interests conveyed to the Trust pursuant to the Conveyance. The transaction between the Grantors and T2S closed on March 31, 2025. Boaz Energy also sold and conveyed to Ustx LLC, a Delaware limited liability company and a wholly-owned subsidiary of T2S, Boaz Energy’s 4,884,861 Trust units representing beneficial interests in the Trust. At closing, T2S assumed operations of the Underlying Properties. T2S assumed all obligations and privileges of Boaz Energy under each of the Conveyance and the Trust Agreement. The Trustee continues to administer the Trust in the ordinary course of business

The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale of oil and natural gas production from the Underlying Properties. The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties. The Trust has and will continue to make monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and any cash reserves, to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date. Distributions generally relate to sales from a one-month period.

The Trustee may deposit funds awaiting distribution in an account with an FDIC-insured or national bank, including the Trustee, if the interest paid to the Trust at least equals amounts paid by the Trustee on similar deposits, and make other short-term investments with the funds distributed to the Trust.

In May 2018, Boaz Energy completed an initial public offering of 6,250,000 of the 12,165,732 total Trust units outstanding, retaining ownership of 5,915,732 Trust units. Pursuant to the Purchase and Sale Agreement, Boaz Energy conveyed all of its remaining 4,884,861 Trust units to Ustx, LLC, a wholly owned subsidiary of T2S, on March 31, 2025. As of November 13, 2025, Ustx, LLC owned 4,884,861 Trust units.

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
•
Amortization of the investment in the Net Profits Interest is calculated on a unit-of-production basis and is charged directly to Trust corpus, and such amortization does not affect distributions from the Trust; and
•
The Trust’s investment in the Net Profits Interest is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost basis. In general, neither the Trustee nor T2S view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicate the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the Net Profits Interest to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the Net Profits Interest are less than the Net Profits Interest carrying value, the Trust would recognize an impairment loss for the difference between the Net Profits Interest carrying value and the estimated fair value of the Net Profits Interest. The determination as to whether the Net Profits Interest is impaired is based on the best information available to the Trustee at the time of the evaluation, including information provided by T2S such as estimates of future production and development and operating expenses. Any impairment would be charged directly to the Trust corpus.

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

4.
Cash Reserves

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee began retaining cash from the distributions the Trust receives to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. The Trustee is authorized to retain cash reserves (i) in an amount not to exceed $1,000,000 at any one time and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 per month or more than $100,000 per month. Cash reserves held by the Trustee for administrative expenses totaled $1,000,000 as of September 30, 2025.

T2S is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and development or operating expenses. As of December 31, 2024, the balance of funds held by Boaz Energy to cover certain future capital expenses was $526,174 net to the Trust. As of September 30, 2025, the balance of funds held by T2S to cover future capital expenses was $224,933 net to the Trust.

5.
Distributions to Unitholders

The Trust makes monthly cash distributions of the net amount, if any, of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and cash reserves to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended September 30, 2025, were as follows:

Record Date	Payment Date	Distribution per Unit
July 31, 2025	August 14, 2025	$0.032491
August 29, 2025	September 15, 2025	0.027737
September 30, 2025	October 15, 2025	0.031139
		$0.091367

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

Agreements with T2S as successor-in-interest to Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. The Trust filed a Registration Statement on Form S-3 on April 28, 2022 (the “Registration Statement”) seeking the registration of 5,801,675 Trust units held by Boaz Energy. The SEC confirmed the effectiveness of the Registration Statement on May 9, 2022. On March 31, 2025, Ustx LLC, a Delaware limited liability company and a wholly-owned subsidiary of T2S, acquired from Boaz Energy 4,884,861 Trust units representing beneficial interests in the Trust. As of November 13, 2025, Ustx, LLC, owned 4,884,861 Trust units of the 12,165,732 Trust units issued and outstanding.

7.
Development Costs

T2S and its predecessor, Boaz Energy, initially established a $4.0 million capital and workover budget for 2025 for the Underlying Properties (the "Plan"), of which approximately $0.2 million had been spent as of September 30, 2025. In response to the current market environment and economic pressures affecting the oil and gas sector, including continued commodity price volatility, increased service and labor costs, and tightening capital markets, T2S revised the Plan downward to approximately $1.0 million. This reduction was made to preserve liquidity, maintain financial flexibility, and align spending levels with prevailing industry and macroeconomic conditions.

T2S has advised the Trustee the decrease in planned expenditures primarily relates to the deferral of two wells originally scheduled for drilling in Crane County, Texas—one injector well and one producer well—which have been postponed to a future date to be determined based on improved market visibility and commodity price stability. The revised Plan includes T2S’s participation in a non-operated well in the Permian Shelf Area, which was successfully drilled and completed during the third quarter of 2025, as well as ongoing investment in workovers, waterflood pattern optimization, and the reactivation of certain shut-in wells to sustain production levels.

T2S has advised the Trustee that it believes this revision provides an appropriate balance between near-term cash preservation and the continued development of the Underlying Properties. T2S has advised the Trustee that the revised Plan reflects T2S’s ongoing evaluation of project economics, commodity price forecasts, and regulatory timing, and may be further adjusted based on changes in market conditions, operating performance, and capital requirements.

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

9.
Subsequent Events

On October 21, 2025, the Trust declared a cash distribution of $0.031565 per Trust unit based upon production during the month of August 2025.

Production Month	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
August	22,490	25,914	$58.06	$2.31

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

Outlook

T2S and its predecessor, Boaz Energy, initially established a $4.0 million capital and workover budget for 2025 for the Underlying Properties (the "Plan"), of which approximately $0.2 million had been expended as of September 30, 2025. In response to the current market environment and economic pressures affecting the oil and gas sector, including continued commodity price volatility, increased service and labor costs, and tightening capital markets, T2S revised the Plan downward to approximately $1.0 million. This reduction was made to preserve liquidity, maintain financial flexibility, and align spending levels with prevailing industry and macroeconomic conditions.

T2S has advised the Trustee the decrease in planned expenditures primarily relates to the deferral of two wells originally scheduled for drilling in Crane County, Texas—one injector well and one producer well—which have been postponed to a future date to be determined based on improved market visibility and commodity price stability. The revised Plan includes T2S’s participation in a non-operated well in the Permian Shelf Area, which was successfully drilled and completed during the third quarter of 2025, as well as ongoing investment in workovers, waterflood pattern optimization, and the reactivation of certain shut-in wells to sustain production levels.

T2S has advised the Trustee that it believes this revision provides an appropriate balance between near-term cash preservation and the continued development of the Underlying Properties. T2S has advised the Trustee that the revised Plan reflects T2S’s ongoing evaluation of project economics, commodity price forecasts, and regulatory timing, and may be further adjusted based on changes in market conditions, operating performance, and capital requirements.

RESULTS OF OPERATIONS

Distributable Income

Three Months Ended September 30, 2025

For the three months ended September 30, 2025, net profits income received by the Trust was $1,246,690 compared to $1,548,855 for the same period of the prior year. This decrease in net profits income was primarily due to decreased oil and gas production and lower oil and gas prices, partially offset by lower production costs. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $12,105 and general and administrative expenditures of $147,219, distributable income for the three months ended September 30, 2025, was $1,111,576, or $0.091367 per Trust unit.

Interest income was lower for the quarter ended September 30, 2025, as compared to the prior year, due primarily to lower interest rates. General and administrative expenditures decreased by $76,337 for the three months ended September 30, 2025, as compared to the prior year, primarily due to the timing of payments for expenses.

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee is authorized to retain cash reserves for administrative expenses. The Trustee did not retain any cash reserves during the three months ended September 30, 2025, or September 30, 2024. Total cash reserves were $1,000,000 as of September 30, 2025, and September 30, 2024.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended September 30, 2025, were as follows:

Record Date	Payment Date	Distribution per Unit
July 31, 2025	August 14, 2025	$0.032491
August 29, 2025	September 15, 2025	0.027737
September 30, 2025	October 15, 2025	0.031139
		$0.091367

Nine Months Ended September 30, 2025

For the nine months ended September 30, 2025, net profits income received by the Trust was $4,502,918, essentially unchanged from the $4,503,683 received for the same period of the prior year. T2S has advised the Trustee that the stable Trust distribution level reflects the benefit of cost containment and the modest recovery in natural gas pricing, offsetting lower crude oil revenues. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $36,782 and general and administrative expenditures of $761,411, distributable income for the nine months ended September 30, 2025, was $3,778,289, or $0.310563 per Trust unit. For the nine months ended September 30, 2024, total distributable income was $3,813,324, or $0.313443 per Trust unit.

Interest income decreased for the nine months ended September 30, 2025, as compared to the prior year, due to lower interest rates. General and administrative expenditures increased by $25,996 for the nine months ended September 30, 2025, as compared to the prior year, primarily due to timing of payments and an increase in professional expenses.

Pursuant the terms of the Trust Agreement, the Trustee was authorized to begin retaining cash reserves for administrative expenses in May of 2019. The Trustee did not retain any cash reserves during the nine months ended September 30, 2025, or September 30, 2024. Total cash reserves were $1,000,000 as of September 30, 2025, and September 30, 2024.

Computation of Income from the Net Profits Interest Received by the Trust

The Net Profits Interest entitles the Trust to receive 80% of the net profits attributable to T2S's interest from the sale of oil and natural gas production from the Underlying Properties. The Trust’s income from the Net Profits Interest consists of monthly net profits attributable to income from the Underlying Properties. Because of the interval between the time of production and receipt of net profits income by the Trust, the Trust recognizes production during the month in which the related net profits income is paid to the Trust. Net profits income for the three months ended September 30, 2025, was based on production during the months of May 2025 through July 2025. Net profits income for the nine months ended September 30, 2025, was based on production during the months of November 2024 through July 2025. The table below outlines the computation of income from the Net Profits Interest received by the Trust for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Underlying Properties sales volumes(1):
Oil (Bbl)	59,142	70,584	193,587	217,572
Natural gas (Mcf)(2)	89,599	90,213	254,392	255,462
Total sales (Boe)	74,075	85,620	235,986	260,149
Average realized sales price:
Oil (per Bbl)	$63.58	$78.07	$66.59	$76.63
Natural gas (per Mcf)	$1.88	$2.07	$2.74	$2.71
Calculation of net profits:
Gross profits:
Oil sales	$3,760,286	$5,510,827	$12,891,209	$16,672,061
Natural gas sales	168,048	186,659	697,769	692,626
Other revenue	—	42,409	57,207	116,954
Total gross profits	$3,928,334	$5,739,895	$13,646,185	$17,481,641
Costs:
Direct operating expenses:	$227,809	$519,461	$914,406	$1,465,890
Lease operating expenses	1,122,041	1,660,728	4,387,001	5,131,318
Severance and ad valorem taxes	389,475	433,070	1,123,201	1,148,229
Development expenses	266,552	1,058,132	478,910	2,576,684
Other expenses	480,648	473,935	1,490,571	1,308,977
Total costs	$(2,486,525)	$(4,145,326)	$(8,394,089)	$(11,631,098)
Net profits	$1,441,809	$1,594,569	$5,252,096	$5,850,543
Percentage allocable to Net Profits Interest	80%	80%	80%	80%
Net profits income (before capital reserve)	$1,153,448	$1,275,655	$4,201,677	$4,680,435
Capital reserve activity (3)	93,242	273,200	301,241	(176,752)
Net profits income received by the Trust	$1,246,690	$1,548,855	$4,502,918	$4,503,683

(1)
Quarterly sales volumes are typically reported for a three-month period, and therefore sales volumes for the three months ended September 30, 2025, reflect production volumes for May 2025 through July 2025. Sales volumes for the nine months ended September 30, 2025, reflect production volumes for November 2024 through July 2025.
(2)
Sales volumes for natural gas include NGLs.
(3)
The operator of the Underlying Properties is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and expenses. As of September 30, 2025, T2S, as successor to Boaz Energy, held $224,933 net to the Trust of funds previously reserved for future capital expenses.

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

Sales Volumes

Oil

Oil sales volumes decreased by 11,442 Bbls (16.2%) for the three months ended September 30, 2025, as compared to the same period in 2024, and 23,985 Bbls (11.0%) for the nine months ended September 30, 2025, as compared to the same period in 2024. T2S reports these decreases were primarily due to a natural decline in the producing properties, as well as lower production volumes due to reduced operations and a reduction in the number of workover projects amid the sales and transition process between Boaz Energy and T2S that continued throughout the third quarter of 2025, as well as the continued commodity price volatility, increased service and labor costs, and tightening capital markets

Natural Gas

Natural gas sales volumes decreased slightly by 614 Mcf for the three months ended September 30, 2025, as compared to the same period in 2024, and 1,070 Mcf for the nine months ended September 30, 2025, as compared to the same period in 2024. T2S reports these decreases in natural gas sales volumes were primarily related to natural decline, as well as to unfavorable market conditions that delayed the timing for bringing wells back online until at least late 2025 or 2026.

Sales Prices

Oil

The average realized oil price per Bbl decreased for the three and nine months ended September 30, 2025, as compared to the same periods in 2024. T2S reports this decrease was primarily due to a decrease in the WTI benchmark oil price.

Natural Gas

The average realized natural gas price per Mcf decreased for the three months ended September 30, 2025, as compared to the same period in 2024. T2S reports this decrease was primarily due to the lower sales price of the natural gas liquids in the natural gas, which is tied to lower oil prices as compared to oil prices in 2024. The average realized natural gas price per Mcf increased for the nine months ended September 30, 2025. T2S reports this increase was primarily due to an increase in the Henry Hub benchmark price for natural gas.

Costs

Direct Operating Expenses

Direct operating expenses decreased for the three and nine months ended September 30, 2025, as compared to the same periods in 2024. T2S reports these decreases are primarily due to lower workover activity, reduced third-party service costs, and the deferral of certain non-essential maintenance projects.

Lease Operating Expenses

Lease operating expenses decreased for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, T2S reports these decreases are; primarily due to T2S implementing cost-reduction initiatives aimed at minimizing lease operating expenses in response to weaker oil prices and lower production levels.

Severance and Ad Valorem Taxes

Severance and ad valorem taxes decreased for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, primarily because of lower revenues and decreased valuations of properties resulting from decreased industry prices.

Development Expenses Related to the Underlying Properties

T2S reports that development expenses related to the Underlying Properties decreased for the three and nine months ended September 30, 2025, as compared to the same periods in 2024. This is because in 2025, T2S has participated in drilling only one non-operated well, which was completed during the third quarter 2025, as compared to stimulating and upgrading several wells in the Permian Platform in the prior year.

Other Expenses

Other expenses increased for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, primarily due to adjustments to overhead, as reported by T2S.

Capital Reserve

As of September 30, 2025, T2S held $224,933 net to the Trust of funds previously reserved to cover future capital expenses.

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

As authorized under the Trust Agreement, the Trustee is authorized to retain cash from the distributions the Trust receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 or more than $100,000 per month. Cash reserves previously retained and currently held by the Trustee for future administrative expenses total $1,000,000 as of November 13, 2025.

T2S's Capital Expenditure Budget

T2S and its predecessor, Boaz Energy, initially established a $4.0 million capital and workover budget for 2025 for the Underlying Properties (the "Plan"), of which approximately $0.2 million had been expended as of September 30, 2025. In response to the current market environment and economic pressures affecting the oil and gas sector, including continued commodity price volatility, increased service and labor costs, and tightening capital markets, T2S revised the Plan downward to approximately $1.0 million. This reduction was made to preserve liquidity, maintain financial flexibility, and align spending levels with prevailing industry and macroeconomic conditions.

T2S has advised the Trustee the decrease in planned expenditures primarily relates to the deferral of two wells originally scheduled for drilling in Crane County, Texas—one injector well and one producer well—which have been postponed to a future date to be determined based on improved market visibility and commodity price stability. The revised Plan includes T2S’s participation in a non-operated well in the Permian Shelf Area, which was successfully drilled and completed during the third quarter of 2025, as well as ongoing investment in workovers, waterflood pattern optimization, and the reactivation of certain shut-in wells to sustain production levels.

T2S has advised the Trustee that it believes this revision provides an appropriate balance between near-term cash preservation and the continued development of the Underlying Properties. T2S has advised the Trustee that the revised Plan reflects T2S's ongoing evaluation of project economics, commodity price forecasts, and regulatory timing, and may be further adjusted based on changes in market conditions, operating performance, and capital requirements.

Distributions Declared After Quarter End

On October 21, 2025, the Trust declared a cash distribution of $0.031565 per Trust unit based upon production during the month of August 2025.

Production Month	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
August	22,490	25,914	$58.06	$2.31

Off-Balance Sheet Arrangements

As of September 30, 2025, the Trust had no off-balance sheet arrangements.

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

ITEM 4. Controls and Procedures

The Trustee conducted an evaluation of the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of September 30, 2025, that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by T2S.

Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of the Trust Agreement and the Conveyance, the Trustee’s disclosure controls and procedures related to the Trust necessarily rely on (A) information provided by T2S, including information relating to results of operations, the costs and revenues attributable to the Trust’s interests under the Conveyance and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the Underlying Properties, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers.

During the quarter ended September 30, 2025, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of T2S.

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
Director of Royalty Trust Services

Date: November 13, 2025

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