Form 10-K
period 2025-12-31
PermRock Royalty Trust
filed 2026-03-27
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of Trust units representing beneficial interests in PermRock Royalty Trust held by non-affiliates on June 30, 2025 (the last business day of its most recently completed second fiscal quarter), was approximately $50,974,417 based on the closing price as quoted on the New York Stock Exchange. As of March 27, 2026, 12,165,732 Trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

PERMROCK ROYALTY TRUST

FORM 10-K

For the Fiscal Year Ended December 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-K (“Annual Report”) contains, and other materials filed or to be filed by the PermRock Royalty Trust (the “Trust”) with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Such forward-looking statements may be or may concern, among other things, T2S Permian Acquisition II LLC'S ("T2S's") and Argent Trust Company’s (as the Trustee (as hereinafter defined) of the Trust) expectations, beliefs and plans regarding: (i) T2S’s capital expenditure budget and anticipated expenditures; (ii) T2S’s 2026 outlook; (iii) estimated capital required for 2026 operations; (iv) amount and timing of cash reserves by the Trustee; (v) drilling activity; (vi) estimated present value of future cash flows; (vii) characteristics of the Underlying Properties, including estimates regarding oil and gas reserves; (viii) the impact of a loss of any major customers; (ix) reliance on third parties for facilities and services; (x) the ability of T2S’s insurance coverage to cover certain claims; (xi) burdens and obligations affecting the Underlying Properties and their impact on the Underlying Properties and Net Profits Interest; (xii) the quality of T2S’s title to the Underlying Properties; (xiii) the impact of litigation on the Trust and regulatory matters; (xiv) the tax treatment of the Net Profits Interest; (xv) the treatment of the Net Profits Interest in the event of T2S’s bankruptcy; (xvi) distributions to Trust unitholders, including in the event of contingencies; (xvii) T2S's sale of its Trust units and interest in the Underlying Properties; (xiii) the actions, priorities or budget of any successor operator of the Underlying Properties or any third-party operator; and (xix) future cash retentions from distributions. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements are based on certain assumptions of the Trustee, and certain assumptions of information provided to the Trust by T2S, the owner of the Underlying Properties; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and T2S; and involve risks and uncertainties. The following important factors, in addition to those discussed elsewhere in this Annual Report, could affect the future results of the energy industry in general, and T2S, and the Trust in particular, and could cause actual results to differ materially from those projected in such forward-looking statements:

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
•
risks associated with T2S and its ability to transfer operation of the Underlying Properties to third parties without the approval of Trust unitholders,
•
risks associated with the transfer of operations from Boaz Energy II, LLC ("Boaz Energy") to T2S pursuant to the Purchase and Sale Agreement between Boaz Energy and its affiliates, and T2S;
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
adequacy of T2S's insurance coverage;
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

However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of this Annual Report, which could affect the future results of the energy industry in general, and the Trust and T2S in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on T2S’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

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

field	An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.
GAAP	United States generally accepted accounting principles.
gross acres or wells	The total acres or wells, as the case may be, in which a working interest is owned.
MBbl	One thousand barrels of crude oil or condensate.
MBoe	One thousand barrels of crude oil equivalent.

Mcf	One thousand cubic feet (of natural gas).
MMBoe	One million barrels of crude oil equivalent.
MMBtu	One million Btus.
MMcf	One million cubic feet (of natural gas).
natural gas liquids (NGL)	Those hydrocarbons that are separated from the gas as liquids through the process of absorption, condensation, or other methods in gas processing or cycling plants.

net profits	Gross profits received by Boaz Energy or T2S from the sale of production from the Underlying Properties, less applicable costs, as provided in the Conveyance.
net profits income	Net profits multiplied by the net profits percentage of 80%, which is paid to the Trust by Boaz Energy or T2S. “Net profits income” is referred to as “royalty income” for tax reporting purposes.
Net Profits Interest

An interest in an oil and natural gas property measured by net profits from the sale of production, rather than a specific portion of production. An 80% net profits interest was conveyed to the Trust entitling the Trust to receive 80% of the net profits from the Underlying Properties.

net acres or net wells	The sum of the fractional working interests owned by a given operator in gross acres or wells, as the case may be.
NGL non-operated	Natural gas liquids. Working interests which are part of the Underlying Properties but are not operated by Boaz Energy or T2S.
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

v

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

PART I

Item 1. Business

General

PermRock Royalty Trust (the “Trust”) is a Delaware statutory trust formed on November 22, 2017, under the Delaware Statutory Trust Act pursuant to a trust agreement dated November 22, 2017, as amended and restated on May 4, 2018, and as amended on May 6, 2022, by and among T2S Permian Acquisitions II, LLC ("T2S") (as successor in interest to Boaz Energy II, LLC (“Boaz Energy,”)), as trustor, Simmons Bank, as trustee, and Wilmington Trust, National Association, as Delaware Trustee (the “Delaware Trustee”) (such amended and restated trust agreement, as amended to date, the “Trust Agreement”). The Trust’s affairs are administered by the Trustee (as hereinafter defined).

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

The Trust was created to acquire and hold the Net Profits Interest for the benefit of the Trust unitholders. The affairs of the Trust are managed by the Trustee. Neither Boaz Energy nor its successor, T2S, have any ability to manage the operations of the Trust, and, to the fullest extent permitted by law, does not owe any fiduciary duties to the Trust or the unitholders. The Delaware Trustee has only minimal rights and duties as are necessary to satisfy the requirements of the Delaware Statutory Trust Act.

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

Boaz Energy informed the Trust that, pursuant to the Purchase and Sale Agreement, Boaz Energy sold and conveyed (a) to T2S, all of Boaz Energy’s right, title and interest in and to the Underlying Properties (which shall remain burdened by the Net Profits Interest and subject to the Conveyance); and (b) to Ustx, LLC, all of Boaz Energy’s 4,884,861 Trust units representing beneficial interests in the Trust (the “Boaz Trust Units”).

Boaz Energy reported that the Purchase and Sale Agreement contained customary conditions to the parties’ obligations to consummate the closing of the transaction (the “Closing”). The Closing occurred on March 31, 2025. From and after the Closing, T2S has been the owner of the Underlying Properties (burdened by the Trust’s Net Profits Interest and subject to the Conveyance), T2S or an affiliate has been the operator of the Underlying Properties, and Ustx, LLC has been the owner of the Boaz Trust Units.

Computation of Net Profit

Net profits are computed monthly, and 80% of the aggregate net profits attributable to the sale of oil and natural gas production from the Underlying Properties received during each calendar month are paid to the Trust on or before the end of the following month.

“Gross profits” generally means the aggregate amount received by Boaz Energy or T2S from sales of oil and natural gas produced from the Underlying Properties subject to certain adjustments as described in the Conveyance. “Net profits” generally means gross profits less the costs and expenses for, among other things, drilling and development activities, production, operation, maintenance and abandonment operations, taxes, charges and assessments and insurance and, where applicable, losses, liabilities and damages, in each case as incurred by Boaz Energy or T2S and attributable to the Underlying Properties (as such items are reduced by any offset amounts, as described in the Conveyance).

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

The Trustee is not obligated to return any cash received from the Net Profits Interest. Any overpayments made to the Trust by Boaz Energy or T2S due to adjustments to prior calculations of net profits or otherwise will reduce future amounts payable to the Trust until Boaz Energy or T2S recover the overpayments plus interest at a prime rate (as described in the Conveyance).

Boaz Energy and T2S must maintain books and records sufficient to determine the amounts payable for the Net Profits Interest to the Trust. Monthly and annually, Boaz Energy or T2S must deliver to the Trustee a statement of the computation of the net profits for each computation period. The annual computation must be audited. The Trustee has the right to inspect, review and audit the books and records maintained by Boaz Energy or T2S during normal business hours and upon reasonable notice.

Marketing and Customers

Pursuant to the terms of the Conveyance, Boaz Energy (and any successor operator) has the responsibility to market, or cause to be marketed, the oil and natural gas production attributable to the Net Profits Interest in the Underlying Properties.

During the year ended December 31, 2025, Boaz Energy, T2S, and other third-party operators of the Underlying Properties sold the oil produced from the Underlying Properties to third-party purchasers. Oil production from the Underlying Properties is typically transported by pipeline or truck from the field to the closest gathering facility or refinery. Boaz Energy sold, and T2S and other operators sell, the majority of the oil production from the Underlying Properties under contracts based on geographic location using market sensitive pricing. The price received by the operators for the oil production from the Underlying Properties is usually based on a regional price applied to equal daily quantities in the month of delivery that is then reduced for differentials based upon delivery location and oil quality.

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

For the year ended December 31, 2025, T2S reported that Phillips 66, Plains All American Pipeline, Energy Transfer Partners, and Enterprise Crude Oil LLC accounted for 34.34%, 17.01%, 16.31%, and 14.69% respectively, of its total oil and natural gas revenues, and that no other purchaser accounted for 10% or more of the total revenue of the Underlying Properties. T2S does not believe that the loss of any of these parties as a purchaser of crude oil or natural gas production from the Underlying Properties would have a material impact on the business or operations of T2S or the Underlying Properties because of the large number of marketing firms and competitive nature of oil and gas purchasers in the Permian Basin. Oil and natural gas are currently sold to these four customers under short-term contracts at market prices.

Competition and Markets

The oil and natural gas industry is highly competitive. T2S competes with major oil and natural gas companies and independent oil and natural gas companies for oil and natural gas, equipment, personnel and markets for the sale of oil and natural gas. Many of these competitors are financially stronger than T2S, but even financially troubled competitors can affect the market because of their need to sell oil and natural gas at any price to attempt to maintain cash flow. Because T2S and the third-party operators of the Underlying Properties are subject to competitive conditions in the oil and natural gas industry, the Trust’s Net Profits Interest is indirectly subject to those same competitive conditions.

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

All of the Trust’s assets are located in the United States. T2S and the third-party operators of the Underlying Properties sell the oil and natural gas produced from the Underlying Properties to third-party purchasers in the United States. Demand for natural gas generally is higher in the winter months, but otherwise seasonal factors do not directly affect the Trust.

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

Environmental Matters and Regulation

General. For purposes of the discussion in this section, the oil and natural gas production operations conducted on the Underlying Properties are the operations of Boaz Energy, through March 31, 2025, and T2S or its affiliates for all periods after March 31, 2025. Boaz Energy’s and T2S's oil and natural gas exploration and production operations are subject to stringent and comprehensive federal, regional, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose significant obligations on Boaz Energy’s and T2S's operations, including, but not limited to, requirements to:

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

Failure to comply with environmental laws and regulations may result in the assessment of administrative, civil and criminal sanctions, including monetary penalties, the imposition of strict, joint and several liability, investigatory and remedial obligations and the issuance of injunctions limiting or prohibiting some or all of the operations on the Underlying Properties. Moreover, these laws, rules and regulations may restrict the rate of oil, natural gas and NGL production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly construction, drilling, water management, completion, emission or discharge limits or waste handling, disposal or remediation obligations could increase the cost to T2S of developing the Underlying Properties. Moreover, accidental releases or spills may occur in the course of operations on the Underlying Properties, causing T2S to incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons.

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

The Resource Conservation and Recovery Act (“RCRA”) and comparable state laws control the management and disposal of hazardous and non-hazardous waste. These laws and regulations govern the generation, storage, treatment, transfer and disposal of wastes generated. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of oil, natural gas and NGLs, if properly handled, are currently exempt from regulation as hazardous waste under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste provisions, state laws or other federal laws. However, it is possible that certain oil, natural gas and NGL drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production related oil, natural gas and NGL wastes from regulation as hazardous wastes under RCRA. The consent decree required the EPA to propose a rulemaking no later than March 15, 2019, for revision of certain Subtitle D criteria regulations pertaining to oil, natural gas and NGL wastes or to sign a determination that revision of the regulations is not necessary (which deadline was extended to April 23, 2019, due to a lapse in appropriations). On April 23, 2019, EPA made a determination that revisions to the federal regulations for the management of exploration and production waste under Subtitle D of RCRA are not necessary and issued a report explaining the basis for its decision. In October 2023, EPA released a final rule that eliminated an exemption that allowed facilities to avoid reporting information on PFAS when those chemicals were used in small concentrations. In January 2024, the EPA announced the automatic addition of seven PFAS to the list of chemicals covered by the Toxics Release Inventory (TRI), consistent with the Fiscal Year 2020 National Defense Authorization Act, and in February 2024, EPA released two proposed regulations under RCRA, adding nine PFAS to the list of RCRA hazardous constituents. EPA stated it will continue to work to identify areas for regulatory improvements and to address emerging issues to ensure exploration and production wastes continue to be managed appropriately. Any future regulatory change due to emerging issues, a change in EPA determination, or otherwise could result in an increase in the costs to manage and dispose of wastes, which could increase the costs of T2S's operations.

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

Water Discharges

The Federal Water Pollution Control Act, also known as the “Clean Water Act” (“CWA”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil, into federal and state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Obtaining permits has the potential to delay the development of oil and natural gas projects. In addition, federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. On August 29, 2023, the EPA published a final rule clarifying the federal jurisdictional reach over waters of the United States (“WOTUS”) and conforming the definition of WOTUS with the U.S. Supreme Court’s interpretation in its Sackett v. EPA decision. The scope of jurisdiction under the CWA includes (a) waters (i) currently used, or that were used in the past, or may be susceptible to use in interstate or foreign commerce, including all waters which are subject to the ebb and flow of the tide; (ii) the territorial seas; or (iii) interstate waters, and (b) only wetlands that have a “continuous surface connection” with those traditional waters. “Continuous surface connection” means when there is no clear demarcation between traditional “waters” and wetlands, which is a narrower construction of applicable wetlands than years prior, thereby eliminating some of the wetlands previously covered. On March 12, 2025, EPA issued guidance on the proper implementation of “continuous surface connection” under the definition of WOTUS. The guidance narrows wetlands jurisdiction to waters adjacent to WOTUS, “which generally means traditional navigable waters, or a relatively permanent body of water connected to a traditional navigable water,” and to wetlands with a “continuous surface connection to a requisite covered water making it difficult to determine where the water ends and wetland begins.” In the wake of the Sackett decision, several states have developed their own wetlands policies or regulatory programs to address discharges to intra-state waters that may no longer be regulated as WOTUS. Texas has not enacted any new state-level laws to fill the regulatory gap created by the Sackett v. EPA ruling; the State continues to rely primarily on federal standards and voluntary state programs. Spill prevention, control and countermeasure plan requirements imposed under the CWA require appropriate containment berms and similar structures to help prevent the contamination of WOTUS in the event of a hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Oil Pollution Act of 1990, as amended, or “OPA,” amends the CWA and establishes strict liability and natural resource damages liability for unauthorized discharges of oil into WOTUS. OPA requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst-case discharge of oil into WOTUS. EPA and various states also impose permitting requirements for the disposal of produced water by underground injection. As these requirements increase and become more strict, they could result in an increase in the costs to manage and dispose of wastes, which could increase the costs of T2S's operations. As of March 2025, the EPA announced a major initiative to reconsider and revise 1970s-era wastewater regulations (effluent guidelines) for oil and gas extraction, aiming to lower production costs and promote the treatment and beneficial reuse of produced water.

Air Emissions

The CAA and comparable state laws restrict the emission of air pollutants from many sources through air emissions permitting programs and also impose various monitoring, testing, and reporting requirements. These laws and regulations may require T2S to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or incur development expenses to install and utilize specific equipment or technologies to control emissions. For example, in June 2016 the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements. In addition, EPA, New Mexico, Texas and other states have begun to regulate through their New Source Performance Standards (“NSPS”) and other air emissions programs the emission of VOCs and methane from oil and gas production process equipment, storage tanks and produced water impoundments and other assets. These requirements could increase the costs of development and production on the Underlying Properties, potentially impairing the economic development of the Underlying Properties and reducing the amount of cash distributable to Trust unitholders. Obtaining permits has the potential to delay the development of oil and natural gas projects. Federal and state regulatory agencies may impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations. As particularly related to the CAA, the EPA’s National Enforcement and Compliance Initiatives for fiscal years 2024-2027, which were updated on August 17, 2023, continued some of its initiatives from fiscal year 2020-2023, including addressing hazardous air pollutant violations in communities already highly burdened with pollution impacts and to focus on chemical accident risk prevention under Section 112(r) of the CAA with a focus on anhydrous ammonia (mainly used as a fertilizer or a refrigerant) and hydrogen fluoride (used in petrochemical manufacturing). Reducing emissions from significant sources of volatile organic compounds (“VOC”) and hazardous air pollutants could lead to increased scrutiny of air emissions from oil and gas operations. Air toxin reporting is currently voluntary, but if it became mandatory, then there may be increased costs toT2S's operations. On October 16, 2024, EPA promulgated final amendments to the National Emission Standards for Hazardous Air Pollutants (“NESHAPs”) for oil and gas production facilities and for natural gas transmission and storage facilities to remove an affirmative defense based on emissions caused by malfunctions. These amendments could ultimately increase T2S's costs of compliance. On March 8, 2024, the EPA promulgated a final rule to reduce methane and other pollution from oil and natural gas operations. This rule requires the elimination of routine flaring of natural gas and could increase T2S's cost of compliance. The Biden EPA promulgated NSPS regulations OOOOb/c which were designed to slash methane and VOC emissions from the oil and gas industry. OOOOb targets new, modified, or reconstructed sources, while OOOOc sets guidelines for existing sources. On March 12, 2025, the Trump Administration announced it is reconsidering the NSPS Subpart OOOO b/c rules. As of late 2025, the EPA is actively rolling back and delaying compliance deadlines for the 2024 OOOOb/c methane regulations. A final rule effective December 3, 2025, extends deadlines for control devices, leaks, and storage vessels, aiming to cut industry compliance costs.

Climate Change

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment, ("Endangerment Finding") the EPA has adopted regulations under existing provisions of the CAA that, among other things, establish PSD, construction and Title V operating permit reviews for certain large stationary sources. On February 18, 2026, Trump’s EPA finalized the repeal of the Endangerment Finding, which previously established that GHGs endanger public health. This move is being challenged in court by a coalition of nearly 40 states and cities. President Trump’s 2025 executive orders, particularly EO 14154 “Unleashing American Energy,” aim to dismantle federal climate change actions, accelerate fossil fuel production, and reverse environmental regulations from previous administrations.

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

Federal agencies also have begun directly regulating emissions of methane from oil and natural gas operations. For example, in June 2016, the EPA published New Source Performance Standards (“NSPS”), known as Subpart OOOOa, that requires certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. However, on August 28, 2019, the EPA published a notice of reconsideration proposing to rescind methane-specific requirements for new and modified oil and gas infrastructure, which drew legal challenges. Subsequently, on November 2, 2021, EPA released a proposed rule that would limit emissions of methane—a greenhouse gas—from facilities in the oil and gas sector. In November 2022, EPA published a supplemental proposed rule that will increase monitoring and mitigation requirements related to methane and VOC emissions from the oil and gas industry. The proposed regulations, once effective, would reach new and existing facilities in the production, gathering, processing, and transmission and storage segments. Notably, the Biden administration has made addressing climate change a priority and is expected to take steps to reduce harmful air emissions, which could result in new efforts to set methane limits and otherwise regulate GHGs. On December 2, 2023, EPA issued a final rule to reduce emissions of methane and other harmful pollutants from oil and gas operations. The rule added new NSPS standards to reduce methane and VOCs from oil and gas operations and developed a new “super emitter” program. EPA has also proposed a new rule to establish a Waste Emission Charge that applies to methane emissions from certain oil and gas operations. On March 12, 2025, the Trump Administration announced it is reconsidering rules promulgated by the Biden Administration under NSPS Subpart OOOO b/c. As of late 2025, the EPA under the Trump administration is actively rolling back and delaying compliance deadlines for the 2024 OOOOb/c methane regulations. A final rule effective December 3, 2025, extends deadlines for control devices, leaks, and storage vessels, aiming to cut industry compliance costs.

Many states have adopted GHG emission reduction goals broadly and for specific industries, which provides for GHG regulation and limits on permitting that will affect the oil and gas industry, for example through moratoriums on drilling and limits on permitting.

On May 14, 2024, EPA promulgated its final Greenhouse Gas Reporting. The rule requires that certain sources report GHGs over 25,000 tons per year. On April 25, 2024, EPA promulgated subpart Y of the GHG reporting rule that applies to refineries. In March 2025, EPA announced that it was reconsidering the GHG reporting rule. The adoption of these regulations and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict or place a fee or charge on emissions of GHGs could result in increased compliance costs or additional operating restrictions for T2S and could have a material adverse effect on our business, financial condition and results of operations. The Trump administration has proposed rolling back the EPA's Greenhouse Gas Reporting Program (GHGRP) for most sectors while specifically postponing, until 2034, reporting requirements for the oil and gas industry. While statutory reporting under the IRA "waste emissions charge" remains in place, the broader, detailed reporting on methane and other greenhouse gases is largely being suspended. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that oil and gas will continue to represent a major share of global energy use through 2040, and other private sector studies project continued growth in demand for the next two decades. However, recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector. Moreover, activist shareholders have introduced proposals that may seek to force companies to adopt aggressive emission reduction targets or to shift away from more carbon-intensive activities. While we cannot predict the outcomes of such proposals, they could make it more difficult for T2S to engage in exploration and production activities, ultimately reducing distributable cash to Trust unitholders. Finally, many scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect on operations of the Underlying Properties and, as a result, the amount of cash distributable to Trust unitholders.

Hydraulic Fracturing Activities

T2S engages in hydraulic fracturing. Hydraulic fracturing is a common practice that is used to stimulate production of hydrocarbons from tight formations, including shales. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Currently, hydraulic fracturing is generally exempt from regulation under the U.S. Safe Drinking Water Act’s Underground Injection Control program and is typically regulated by state oil and gas commissions or similar agencies.

However, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, in June 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. Additionally, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain limited circumstances. From time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. In the event that new federal restrictions relating to the hydraulic fracturing process are adopted in areas where we own mineral or royalty interests, or T2S may incur additional costs or permitting requirements to comply with such federal requirements that may be significant and that could result in added delays or curtailment in or T2S's pursuit of exploration, development or production activities, which would in turn reduce the oil, natural gas and NGLs produced from the Underlying Properties.

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

Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to, and litigation concerning, oil, natural gas and NGL production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs for T2S in the production of oil, natural gas and NGLs, including from the developing shale plays, or could make it more difficult for T2S to perform hydraulic fracturing. The adoption of any federal, state or local laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in T2S's completion of new oil and natural gas wells on the Underlying Properties and an associated decrease in the distributable cash in the Trust.

Endangered Species Act and Migratory Birds Treaty Act

In the United States, the Endangered Species Act (the “ESA”) restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (the “MBTA”). To the extent species that are listed under the ESA or similar state laws, or are protected under the MBTA, live in the areas where the Underlying Properties are located, T2S's abilities to conduct or expand operations on the Underlying Properties could be limited, or T2S could be forced to incur material additional costs. Moreover, T2S's ability to conduct drilling activities may be delayed, restricted or precluded in protected habitat areas or during certain seasons, such as breeding and nesting seasons.

In addition, as a result of one or more settlements approved by the U.S. Fish & Wildlife Service (the “FWS”), the FWS was required to make a determination on the listing of numerous other species as endangered or threatened under the ESA by the end of the FWS’ 2017 fiscal year. The agency missed the deadline, and the review is reportedly ongoing. On August 12, 2019, the FWS finalized a package of ESA regulatory revisions addressing standards for listing, delisting, and reclassification of species, consultation parameters, and protections for threatened species, changes which are expected to ease the path for development projects On June 22, 2023, the FWS proposed to revise the 2019 final rule regarding consultation, listing and reclassification of species and designations of critical habitat, and reinstatement of the “blanket” 4(d) rules that were withdrawn in 2019. The Trump administration has proposed significant revisions to the ESA to reduce regulatory burdens on land use, effectively rolling back Biden-era protections. Key changes include removing automatic protections for “threatened” species, allowing economic impact considerations in listing decisions, narrowing “critical habitat” definitions, and redefining “harm” to exclude habitat modification. The Trump administration has reinterpreted the Migratory Bird Treaty Act (MBTA) to only prohibit the intentional killing of birds, effectively eliminating liability for industries that accidentally or incidentally kill birds during operations. This policy change, rooted in a 2017 legal opinion and reinstated in 2025, exempts activities like oil spills or power line hazards from penalties, prioritizing energy production over unintentional habitat impact

The designation of previously unidentified endangered or threatened species could cause T2S's operations to become subject to operating restrictions or bans, and limit future development activity in affected areas. For example, the FWS officially listed the Dunes Sagebrush Lizard, whose habitat includes portions of the Permian Basin, as endangered in May 2024, prompting intense legal battles and renewed calls to review or revoke these protections, particularly from Texas officials, who argue the federal action restricts oil and gas development in the Permian Basin. Environmental groups are simultaneously moving to defend the listing against state lawsuits. When species are listed, the FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state and private lands. To the extent species are listed under the ESA or similar state laws, or previously unprotected species are designated as threatened or endangered in areas where the Underlying Properties are located, operations on the Underlying Properties could incur increased costs arising from species protection measures and face delays or limitations with respect to production activities thereon.

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

Item 1A. Risk Factors

Summary of Risk Factors

The risk factors summarized and detailed below could materially harm production from the Underlying Properties, operating results and/or the Trust’s financial condition, adversely affect proceeds to the Trust and cash distributions to Trust unitholders, and/or cause the price of the Trust units to decline. These are not all the risks the Trust faces, and other factors not presently known to the Trust or that the Trust currently believes are immaterial may also affect the Trust if they occur. Where the risk factors refer to T2S, any affiliate of T2S, any successor to T2S, or any third-party operator if applicable, is included. These risks and uncertainties include, but are not limited to, the following:

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
•
T2S, any successor to T2S, or any third-party operator of any Underlying Property may abandon the property, thereby terminating the related Net Profits Interest payable to the Trust that is attributable to the abandoned property.
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
•
A bankruptcy of T2S, any successor to T2S, or any third-party operator could adversely affect the operation of the wells and the development of the proved undeveloped reserves and interrupt or decrease distributions to Trust unitholders.
•
The reserves attributable to the Underlying Properties are depleting assets and production from those reserves will diminish over the long term and may eventually cease, therefore, proceeds to the Trust and cash distributions to Trust unitholders will decrease over time and may eventually cease.
•
An increase in the differential between the price realized by T2S or any successor to T2S for oil or natural gas produced from the Underlying Properties and the NYMEX or other benchmark price of oil or natural gas could reduce the profits to the Trust and, therefore, the cash distributions by the Trust and the value of Trust units.
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
•
The Trust is passive in nature and neither the Trust nor the Trust unitholders have any ability to influence T2S or other third-party operators or control the operation or development of the Underlying Properties.
•
T2S may transfer all or a portion of the Underlying Properties at any time without Trust unitholder consent, subject to specified limitations.
•
The Trustee must, under certain circumstances, sell the Net Profits Interest and dissolve the Trust prior to the expected termination of the Trust. If this were to occur, Trust unitholders may not recover their investment.
•
Conflicts of interest could arise between T2S or any successor to T2S, on the one hand, and the Trust and the Trust unitholders, on the other hand.
•
The Trust is administered by a Trustee who cannot be replaced except by a majority vote of the Trust unitholders at a special meeting, which may make it difficult for Trust unitholders to remove or replace the Trustee.
•
T2S’s or any successor's ability to perform its obligations to the Trust could be limited by restrictions under its debt agreements.
•
Trust unitholders have limited ability to enforce provisions of the Conveyance creating the Net Profits Interest, and T2S's liability to the Trust (as well as the liability to the Trust of any successor to T2S) is limited.
•
If the Trust cannot meet the New York Stock Exchange continued listing requirements, the NYSE may delist the Trust units.
•
Ustx, LLC (or any future owner of the units currently held by Ustx, LLC) may sell Trust units in the public or private markets, and such sales could have an adverse impact on the trading price of the Trust units.
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
•
Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in T2S incurring increased costs, additional operating restrictions or delays and fewer potential drilling locations.
•
The adoption and implementation of international, federal or state climate change legislation or regulations could result in increased operating costs for T2S (or any successor to T2S) and reduced demand for the oil, natural gas and NGLs that T2S (or any successor to T2S) produces.
•
The potential physical effects of climate change could disrupt production on the Underlying Properties and cause T2S, any successor to T2S, or any other third-party operators to incur significant costs, thereby reducing cash distributable to Trust unitholders.
•
Additional restrictions on drilling activities intended to protect certain species of wildlife may adversely affect T2S’s and other operators' ability to conduct drilling activities.

•
The business of T2S or any successor to T2S could be negatively affected by various security threats, including cybersecurity threats, and other disruptions.
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
•
Recent and potential changes in federal tax law may affect the tax treatment of an investment in the Trust units.

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
•
political conditions in major oil producing regions, especially in the Middle East and Russia, including the conflicts between Russia and Ukraine, the U.S. and Iran, and Israel and Iran;
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

In the event of a resurgence of COVID-19, the emergence of new strains or variants of COVID-19, or the occurrence of other pandemics or public health concerns, it is not possible to predict the impact such public health concern may have on global demand for oil and gas. If prices are negatively impacted in the future, it is possible T2S, or any third-party operator of the Underlying Properties could shut in or curtail production from wells on the Underlying Properties or plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices, without the consent of the Trust or the Trust unitholders. Substantial declines in and extended periods of decreased economic activity and depressed oil, natural gas and natural gas liquids prices have previously resulted in and may in future periods result in reductions in the amount of oil and natural gas that is economic to produce from the Underlying Properties, reduced net proceeds to which the Trust is entitled, and elimination of cash available for distribution to Trust unitholders for an unknown period of time.

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

Recovery of proved undeveloped reserves and the development of proved developed non-producing reserves requires capital expenditures and successful drilling operations by T2S and other third-party operators of the Underlying Properties. The reserve data included in the reserve report of T2S's independent petroleum engineer assumes a certain amount of capital expenditures will be made to develop such reserves. The Net Profits Interest bears its proportionate share of these capital expenditures. However, the development of such reserves has in the past and may in the future take longer and may require higher levels of capital expenditures than anticipated. Delays in the development of the reserves, increases in drilling and development costs (including expenses related to secondary and tertiary recovery techniques) of such reserves or decreases or continued volatility in commodity prices will reduce the future net revenues of the estimated proved undeveloped reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves have caused, and could further cause, T2S (or any successor to T2S) to reclassify certain of the proved reserves as unproved reserves. T2S has no plans for any capital projects in 2026 and may continue to delay any capital projects beyond 2026.

In addition, the process of developing oil and natural gas wells and producing oil and natural gas on the Underlying Properties is subject to numerous risks beyond T2S’s control, (or the control of any successor to T2S), including risks that could delay T2S’s, any successor to T2S’s, or any third-party operators’ current drilling or production schedule and the risk that drilling will not result in commercially viable oil or natural gas production. The ability of the operators to carry out operations or to finance planned development expenses could be materially and adversely affected by any factor that may curtail, delay, reduce or cancel development and production, including:

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

In the event that planned operations by T2S or other operators, including drilling of development wells, are delayed or cancelled, or existing wells or development wells have lower than anticipated production due to one or more of the factors above or for any other reason, estimated future distributions to Trust unitholders may be reduced. In the event an operator incurs increased costs due to one or more of the above factors or for any other reason and is not able to recover such costs from insurance, the estimated future distributions to Trust unitholders may be reduced.

The amount of cash available for distribution by the Trust depends in part on access to and operation of gathering, transportation and processing facilities on commercially reasonable terms or otherwise. Any limitation in the availability of those facilities could interfere with sales of oil and natural gas production from the Underlying Properties.

The marketing of oil and natural gas production depends in large part on the capacity and availability of gathering systems and other pipelines, trucks, storage facilities and other transportation, processing and refining facilities. If these facilities are unavailable on commercially reasonable terms or otherwise, production from the Underlying Properties could be shut in or T2S or the third-party operators could be required to delay or discontinue drilling plans and commercial production. T2S relies (and expects to rely in the future) on facilities developed and owned by third parties in order to transport, store, process and sell the oil and natural gas production from the Underlying Properties. T2S's (or any successor to T2S's) plan to develop and sell its oil and natural gas could be materially and adversely affected by the inability or unwillingness of third parties to provide sufficient facilities and services to T2S on commercially reasonable terms, or otherwise.

The amount of oil and natural gas that can be produced and sold from a well is subject to limitation in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, failure of tendered oil and natural gas to meet quality specifications of gathering lines or downstream transporters, excessive pressure, damage to the gathering, transportation, refining or processing facilities or lack of capacity at such facilities. Increases in activity in the Permian Basin could, in the future, contribute to bottlenecks in processing and transportation that could negatively affect the production, transportation and sale of oil and natural gas from the Underlying Properties, and these adverse effects could be disproportionately severe compared to more geographically diverse operations. If T2S, any successor to T2S, or the third-party operators are forced to reduce production due to such a curtailment, the revenues of the Trust and the amount of cash distributions to the Trust unitholders would similarly be reduced due to the reduction of profits from the sale of production.

T2S, any successor to T2S, or any third-party operator of any Underlying Property may abandon the property, thereby terminating the related Net Profits Interest payable to the Trust that is attributable to the abandoned property.

T2S, any successor to T2S, or any third-party operator of the Underlying Properties could determine during periods of low commodity prices to shut in or curtail production from wells on the Underlying Properties or plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. T2S or any other operator may abandon any well or property without the consent of the Trust or the Trust unitholders if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities. This could result in termination of the Net Profits Interest relating to the abandoned well or property. The Underlying Properties are sensitive to decreasing commodity prices. The commodity price sensitivity is due to a variety of factors that vary from well to well, including the costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the expenses of certain wells to exceed the well’s revenue. If this scenario occurs, T2S, its successor, or any third-party operator may decide to shut-in the well or plug and abandon the well. This could reduce future cash distributions to Trust unitholders.

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

Similarly, the concentration of the Underlying Properties within the Permian Basin exposes the Trust to risks, which could adversely affect development activities or production relating to such formations. In addition, in areas where exploration and production activities are increasing, T2S and any successor to T2S could be subject to increasing competition for drilling rigs, equipment, services, supplies and qualified personnel, which may lead to periodic shortages or delays. The curtailments arising from these and similar circumstances may last from a few days to several months, and in many cases, T2S and any successor to T2S may be provided only limited, if any, notice as to when such circumstances will arise and their duration.

A bankruptcy of T2S , any successor to T2S, or any third-party operator could adversely affect the operation of the wells and the development of the proved undeveloped reserves and interrupt or decrease distributions to Trust unitholders.

The value of the Net Profits Interest and the Trust’s ultimate cash available for distribution are highly dependent on T2S’s financial condition, (and the financial condition of any successor to T2S). Neither T2S nor any other operator of the Underlying Properties has agreed with the Trust to maintain a certain net worth or to be restricted by other similar covenants. In addition, T2S's affiliate, Ustx LLC, is not required to retain ownership of its Trust units and may sell such units or distribute such units, or the proceeds from the sale thereof, to its owners. The ability to develop and operate the Underlying Properties depends on T2S’s or any successor’s future financial condition and economic performance and access to capital, which in turn will depend upon the supply of and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of T2S.

The bankruptcy of T2S, any successor to T2S or any third-party operator of the Underlying Properties could impede the operation of the wells and the development of the proved undeveloped reserves and decrease distributions to the Trust unitholders. For example:

•
The working interest owners in the affected properties may have to seek a new party to perform the development and the operations of the affected wells. The right to replace an operator would be subject to the terms of any joint operating agreement, and the exercise thereof could be subject to the automatic stay in the operator’s bankruptcy case. T2S or any successor to T2S or the other working interest owners may not be able to find a replacement operator, and they may not be able to enter into a new agreement with such replacement party on favorable terms within a reasonable period of time.
•
The payment of any accrued but unpaid oil and natural gas revenues payable on the Net Profits Interest at the time of a bankruptcy case filing by T2S, any successor to T2S, or another operator could be delayed or such amounts may be misapplied or not paid to the Trust at all, which would result in a general unsecured claim in favor the Trust against T2S’s (or the applicable operator’s) bankruptcy estate. There is no certainty that such unsecured claim would receive a distribution from the bankruptcy estate.
•
Executory contracts to which T2S, any successor to T2S or another operator is party (including midstream and transportation contracts) would be subject to possible rejection in the bankruptcy case, which would result in a loss of access to the service provided by the counterparty to such contracts.

T2S is not a reporting company and is not required to file periodic reports with the SEC pursuant to the Exchange Act. Therefore, Trust unitholders do not have access to financial information about T2S.

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

Maintenance projects on the Underlying Properties have affected and will likely continue to affect the quantity of proved reserves that can be economically produced from wells on the Underlying Properties. The timing and size of these maintenance projects will depend on, among other factors, the market prices of oil and natural gas. Neither T2S nor any successor to T2S is under contractual obligation to develop or otherwise pay maintenance or other development expenses on the Underlying Properties in the future. Furthermore, with respect to properties for which T2S or any successor to T2S is not designated as the operator, T2S has (and any successor will have) limited control over the timing or amount of those maintenance projects and other development expenses. Boaz Energy had prior to March 31, 2025, and T2S has on and after March 31, 2025, the right to non-consent and not participate in maintenance projects and other development activities on properties for which it is not the operator, in which case T2S and the Trust will not receive the production resulting from such maintenance projects and other development expenses until after payout occurs pursuant to the applicable joint operating agreement. If T2S, any successor to T2S, or any third-party operator does not implement maintenance projects when warranted, the future rate of production decline of proved reserves may be higher than the rate currently expected by T2S or estimated in reserve reports. Furthermore, the Trust is not permitted to acquire other oil and natural gas properties or net profits interests to replace the depleting assets and production attributable to the Net Profits Interest.

The Trustee reviews the Trust’s Net Profits Interest in oil and natural gas properties for impairment annually and whenever events or circumstances indicate that the carrying value of the Net Profits Interest may not be recoverable. In the event of material revisions, the Trustee reviews the impact of these revisions on the amortization of Trust Units and impairment estimates. During 2025, a material revision was made to reserves resulting in the additional recognition of amortization of Trust Units. The Trust recognized $5,905,119 of amortization of Trust Units for the year ended December 31, 2025.

In general, neither the Trustee nor T2S view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. When events and circumstances indicate that the carrying value may not be recoverable, the Trustee uses the estimated undiscounted future net cash flows from the Net Profits Interest to evaluate the recoverability of the Trust assets. When the undiscounted future net cash flows from the Net Profits Interest are less than the Net Profits Interest carrying value, the Trust recognizes an impairment loss for the difference between the Net Profits Interest carrying value and the estimated fair value of the Net Profits Interest. The determination as to whether the Net Profits Interest is impaired is based on the best information available to the Trustee at the time of the evaluation, including information provided by T2S such as estimates of future production and development and operating expenses.

The Trustee determined that an impairment in the amount of $39.9 million occurred for the year ended December 31, 2025, after reviewing the undiscounted and discounted cash flow that had been revised to reflect future crude oil and natural gas commodity prices published by third-party industry experts (adjusted for base differentials) and a risk-adjusted discount rate. The Net Profits Interest was written down to its fair value of $26.6 million and the impairment is charged directly to the Trust corpus, which does not affect distributable income. For more information on impairment, see Note 3 to the financial statements included in Part II, Item 8 of this Annual Report. Impairments recorded for book purposes will not result in a loss for tax purposes for the unitholders until the loss is recognized.

An increase in the differential between the price realized by T2S or any successor to T2S for oil or natural gas produced from the Underlying Properties and the NYMEX or other benchmark price of oil or natural gas could reduce the profits to the Trust and, therefore, the cash distributions by the Trust and the value of Trust units.

The prices received by Boaz Energy or T2S, as applicable, for their respective oil and natural gas production have generally been lower than the relevant benchmark prices, such as NYMEX. The difference between the price received and the benchmark price is called a basis differential. The differential may vary significantly due to market conditions, the quality and location of production and other factors, including a regional oversupply of oil in the Permian Basin due to take-away constraints. T2S cannot accurately predict oil or natural gas differentials in the future. Increases in the differential between the realized price of oil and natural gas and the benchmark price for oil and natural gas could reduce the profits to the Trust, the cash distributions by the Trust and the value of the Trust units.

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

A significant portion of the future production from the Underlying Properties will be associated with secondary recovery projects that are in the early or intermediate stage of implementation. As a result, there can be no assurance that these operations will perform as expected or consistently with the analogous secondary recovery operations used by T2S or any successor to T2S in establishing its reserve and production estimates. As secondary recovery techniques such as waterflooding are used, the amount of oil recovered is expected to first increase as a result of such techniques and then will begin to decline over the long term. Risks associated with secondary recovery techniques include, but are not limited to, the following:

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

Boaz Energy acquired the Underlying Properties through various acquisitions since October 2013. T2S acquired the underlying Properties from Boaz Energy on March 31,2025. The existence of a material title deficiency with respect to the Underlying Properties could reduce the value of a property or render it worthless, thus adversely affecting the Net Profits Interest and the distributions to Trust unitholders. Neither Boaz Energy nor T2S obtained title insurance covering mineral leaseholds, and Boaz Energy’s, T2S's, or any successor to T2S’s, failure to cure any title defects may cause T2S or any successor to T2S to lose its rights to production from the Underlying Properties. In the event of any such material title problem, profits available for distribution to Trust unitholders and the value of the Trust units may be reduced.

The amount of cash available for distribution by the Trust could be reduced by expenses caused by uninsured claims.

T2S maintains insurance coverage against potential losses that it believes is customary in its industry. T2S is not required to maintain any minimum levels of insurance and its ability to maintain any such coverages will depend on conditions in the insurance markets among other factors beyond T2S’s control. In addition, T2S's general liability insurance and excess liability policies do not provide coverage with respect to legal and contractual liabilities of the Trust, and the Trust does not maintain such coverage since it is passive in nature and does not have any ability to influence T2S or control the operations or development of the Underlying Properties. T2S does not currently have any insurance policies in effect that are intended to provide coverage for losses solely related to waterflooding or other completion operations. These policies may not cover fines, penalties or costs and expenses related to government-mandated remediation of pollution. In addition, these policies do not provide coverage for all liabilities, and T2S cannot assure you that the insurance coverage will be adequate to cover claims that may arise, including due to potential effects of climate change, or that T2S will be able to maintain adequate insurance at rates it considers reasonable. The occurrence of an event not fully covered by insurance could result in a significant decrease in the amount of cash available for distribution by the Trust.

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

RISKS RELATED TO THE STRUCTURE OF THE TRUST

The Trust is passive in nature and neither the Trust nor the Trust unitholders have any ability to influence T2S and other third-party operators or control the operation or development of the Underlying Properties.

The Trust units are a passive investment that entitle the Trust unitholder to only receive cash distributions from the Net Profits Interest conveyed to the Trust. Trust unitholders have no voting rights with respect to T2S or any successor to T2S and, therefore, have no managerial, contractual or other ability to influence T2S’s, its successor’s, or other third-party operators’ activities or the operations of the Underlying Properties. T2S operated approximately 82% of the production from the Underlying Properties as of December 31, 2025, and is generally responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect such properties. T2S or any successor to T2S may take actions that are in its own interest that may be different from the interests of the Trust. The failure of T2S or any successor to T2S or any other third-party operator to conduct its operations, discharge its obligations and comply with regulatory requirements could have an adverse effect on the net profits payable to the Trust.

T2S may transfer all or a portion of the Underlying Properties at any time without Trust unitholder consent, subject to specified limitations.

T2S or any successor to T2S may at any time transfer all or part of the Underlying Properties, subject to and burdened by the Net Profits Interest, and may abandon its interest in any individual wells or properties if T2S or any successor to T2S, acting as a reasonable and prudent operator, believes a well or property has ceased to produce or is not capable of producing in commercially paying quantities. Trust unitholders are not entitled to vote on any transfer or abandonment of the Underlying Properties, and the Trust will not receive any profits from any such transfer, except in the limited circumstances when the Net Profits Interest is released in connection with such transfer, in which case the Trust will receive an amount equal to the fair value (net of sales costs) of the Net Profits Interest released. Following any sale or transfer of any of the Underlying Properties, if the Net Profits Interest is not released in connection with such sale or transfer, the Net Profits Interest would continue to burden the transferred property and net profits attributable to such property would continue to be calculated as part of the computation of net profits. T2S or any successor to T2S may assign to the transferee responsibility for all of T2S’s obligations relating to the Net Profits Interest on the portion of the Underlying Properties transferred. T2S may not pursue development projects to the same extent as Boaz Energy, if at all. Further, any transferee of the Underlying Properties may operate the Underlying Properties differently than T2S, and may determine not to pursue development projects to the same extent as T2S, if at all.

In addition, T2S or any successor to T2S may, without the consent of the Trust unitholders, require the Trust to release the Net Profits Interest associated with the sale of any interest in the Underlying Properties that accounted for no more than 1.0% of the total production from the Underlying Properties in the prior 12 months, provided that T2S or any successor to T2S may not require the release during any 365-day period of portions of the Net Profits Interest having an aggregate fair value to the Trust of greater than $500,000 (a “Qualified De Minimis Sale”). These releases will be made only in connection with a sale by T2S or any successor to T2S of the relevant Underlying Properties and the Trust will receive an amount equal to the fair value (net of sales costs) of the Net Profits Interest released.

In addition, T2S or any successor to T2S may cause the Trustee to (i) sell all or any part of the Trust estate, including all or any portion of the Net Profits Interest or (ii) release any portion of the Net Profits Interest in connection with the sale, free from and unburdened by the Net Profits Interest, by T2S and/or its affiliates or any successor to T2S of a divided or undivided portion of their interests in the Underlying Properties, if approved by Trust unitholders holding at least 75% of the outstanding Trust units, provided that, after December 31, 2025, such a sale or release shall require approval of a majority of the outstanding Trust units if T2S and its affiliates (or any successor to T2S) own less than 25% of the outstanding Trust units. The net proceeds of any such sale or the consideration received in respect of such release, as applicable, shall be distributed to the Trust unitholders in the manner approved by the Trust unitholders at such meeting.

T2S may also enter into farm-out, operating, participation and other similar agreements to develop the property without the consent or approval of the Trustee or any Trust unitholder.

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

Conflicts of interest could arise between T2S or any successor to T2S, on the one hand, and the Trust and the Trust unitholders, on the other hand.

As working interest owners in, and the operator of substantially all of the production from the Underlying Properties, T2S and its related parties or any successor to T2S could have interests that conflict with the interests of the Trust and the Trust unitholders. For example:

•
T2S’s or its successor’s interests may conflict with those of the Trust and the Trust unitholders in situations involving the development, maintenance, operation or abandonment of certain wells on the Underlying Properties for which T2S or any successor to T2S acts as the operator. T2S or any successor to T2S may also make decisions with respect to development expenses that adversely affect the Underlying Properties. These decisions include not incurring or reducing development expenses on properties for which T2S or any successor to T2S acts as the operator, which could cause the Trust to not achieve the production growth projected in the reserve report or could cause oil and natural gas production to decline at a faster rate and thereby result in lower cash distributions by the Trust in the future.
•
T2S or any successor to T2S may sell some or all of the Underlying Properties without taking into consideration the interests of the Trust unitholders. Such sales may not be in the best interests of the Trust unitholders. These purchasers may lack T2S’s experience or its credit worthiness. T2S also has the right, under certain circumstances, to cause the Trust to release all or a portion of the Net Profits Interest in connection with a sale of a portion of the Underlying Properties to which such Net Profits Interest relates. In such an event, the Trust is entitled to receive the fair value (net of sales costs) of the Net Profits Interest released.
•
T2S or any successor to T2S may sell some or all of the Underlying Properties without taking into consideration the interests of the Trust unitholders, and such sales may not be in the best interest of the Trust unitholders. In 2025, the previous operator, Boaz Energy sold, among other things, all of its interests in the Underlying Properties to T2S. T2S also has the right, under certain circumstances, to cause the Trust to release all or a portion of the Net Profits Interest in connection with a sale of a portion of the Underlying Properties to which such Net Profits Interest relates. In such an event, the Trust is entitled to receive the fair value (net of sales costs) of the Net Profits Interest released. T2S and its affiliates have registration rights and can sell Trust units without considering the effects such sale may have on Trust unit prices or on the Trust itself. Additionally, T2S and its affiliates can vote their Trust units in their sole discretion without considering the interests of the other Trust unitholders. T2S is not a fiduciary with respect to the Trust unitholders or the Trust and does not owe any fiduciary duties to the Trust unitholders or the Trust. Similarly, any successor to T2S will not owe any fiduciary duties to the Trust unitholders or the Trust.
•
T2S owns and operates oil and natural gas properties that are not included in the Underlying Properties. As a result, T2S’s management team may dedicate their time and effort to the management of these other properties. Additionally, T2S is under no obligation to dedicate financial resources to the Underlying Properties and may decide to direct capital expenditures to these other properties. The same will apply to any successor to T2S.

The Trust is administered by a Trustee who cannot be replaced except by a majority vote of the Trust unitholders at a special meeting, which may make it difficult for Trust unitholders to remove or replace the Trustee.

The affairs of the Trust are managed by the Trustee. The voting rights of Trust unitholders are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Trust unitholders or for an annual or other periodic re-election of the Trustee, and the Trust does not intend to hold annual meetings of Trust unitholders. The Trust Agreement provides that the Trustee may only be removed and replaced by the holders of a majority of the Trust units present in person or by proxy at a meeting of such holders where a quorum is present, including Trust units held by by Ustx, LLC, an affiliate of T2S, called by either the Trustee or the holders of not less than 10% of the outstanding Trust units. As a result, it will be difficult for public Trust unitholders to remove or replace the Trustee without the cooperation of T2S so long as T2S affiliate Ustx, LLC holds a significant percentage of total Trust units. On the other hand, the Trustee is entitled to resign, in which case a successor trustee would need to be appointed either at a special meeting of the unitholders or by action of a court.

T2S’s or its successor’s ability to perform its obligations to the Trust could be limited by restrictions under its debt agreements.

T2S has various contractual obligations to the Trust under the Trust Agreement and Conveyance. Restrictions under T2S’s debt agreements may include certain covenants, financial ratios and tests, which could impair T2S's ability to fulfill its obligations to the Trust. Any requirement that T2S comply with these restrictive covenants and financial ratios and tests may materially adversely affect its ability to react to changes in market conditions, take advantage of business opportunities it believes to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in its business which may, in turn, impair T2S’s operations and its ability to perform its obligations to the Trust under the Trust Agreement and Conveyance. If T2S is unable to perform its obligations to the Trust under the Trust Agreement or Conveyance, it could have a material adverse effect on the Trust. The same risk will apply any successor to T2S.

Trust unitholders have limited ability to enforce provisions of the Conveyance creating the Net Profits Interest, and T2S’s and any successor’s liability to the Trust is limited.

The Trustee has the power and authority to cause the Trust to sue Boaz Energy, T2S, or any other future owner of the Underlying Properties to enforce the terms of the Conveyance creating the Net Profits Interest. If the Trustee does not take appropriate action to cause the Trust to enforce provisions of the Conveyance, Trust unitholders’ recourse would likely be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions or, subject to any restrictions in the governing instrument to the Trust, to bring a derivative action seeking authority to bring an action in the name of the Trust to enforce provisions of the Conveyance. As a result, Trust unitholders will not be able to sue Boaz Energy, T2S, or any future owner of the Underlying Properties to enforce these rights. However, such limitations do not apply to or otherwise limit any claims that the Trust unitholders may have under the federal securities laws. Furthermore, the Conveyance provides that, except as set forth in the Conveyance, neither Boaz Energy nor T2S is liable to the Trust for the manner in which it performs its duties in operating the Underlying Properties as long as it acts without gross negligence or willful misconduct. Further, the Trust Agreement provides that, to the fullest extent permitted by law, T2S (and any successor to T2S) shall not be subject to fiduciary duties or be liable under conflicts of interest principles.

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

T2S's affiliate, Ustx, LLC (or any future owner of the units currently held by Ustx, LLC,) may sell Trust units in the public or private markets, and such sales could have an adverse impact on the trading price of the Trust units.

Boaz Energy held an aggregate of 4,884,861 Trust units prior to March 31, 2025. On March 31, 2025, Boaz Energy conveyed to Ustx, LLC, an affiliate of T2S, all 4,884,861 Trust units previously held by Boaz Energy pursuant to the Purchase and Sale Agreement dated January 10, 2025. As a result of the transaction, Ustx, LLC now owns these Trust Units and may sell some or all of these Trust units in the public or private markets from time to time. Any such sales by Ustx, LLC, or by any successor or permitted transferee of Ustx, LLC could have an adverse impact on the price of the Trust units or on any trading market that may develop. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. The Trust filed a Registration Statement on Form S-3 on April 28, 2022 (the “Registration Statement”) seeking the registration of 5,801,675 Trust units held by Boaz Energy. The SEC confirmed the effectiveness of the Registration Statement on May 9, 2022. The Trust has not and will not receive any of the proceeds received from the sale of the Trust units~~.~~, including the sale of Boaz Energy’s 4,884,861 Trust units to Ustx, LLC in 2025.

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

There is inherent risk of incurring significant environmental costs and liabilities in the course of operations on the Underlying Properties as a result of the handling of petroleum hydrocarbons and wastes, air emissions and wastewater discharges related to operations, and historical industry operations and waste disposal practices, which in turn could decrease the profitability of the Underlying Properties and result in a reduction of distributable cash to the Trust unitholders. As discussed under “Environmental Matters and Regulation,” T2S can also be subject to remediation costs related to contamination, which have the potential to adversely affect production on the Underlying Properties and could consequently result in a reduction of distributable cash to the Trust unitholders. Private parties, including the owners of properties upon which wells are drilled and facilities where petroleum hydrocarbons or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. In addition, the risk of accidental spills or releases could expose the Underlying Properties to significant liabilities that could have a material adverse effect on their financial condition and results of operations, which in turn could reduce the amount of cash available for distribution to Trust unitholders. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly operational control requirements or waste handling, storage, transport, disposal or cleanup requirements could require operations on the Underlying Properties to incur significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on their results of operations, competitive position or financial condition, which could subsequently adversely affect the distribution of cash to the Trust unitholders.

The Trust indirectly bears 80% of all costs and expenses paid by T2S, including those related to environmental compliance and liabilities associated with the Underlying Properties, including costs and liabilities resulting from conditions that existed prior to T2S's acquisition of the Underlying Properties unless such costs and expenses result from the applicable operator’s negligence or misconduct. In addition, as a result of the increased cost of compliance, T2S may decide not to drill.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in T2S incurring increased costs, additional operating restrictions or delays and fewer potential drilling locations.

As discussed under “Environmental Matters and Regulation – Hydraulic Fracturing Activities,” in recent years there has been increased public concern regarding an alleged potential for hydraulic fracturing to adversely affect drinking water supplies and to induce seismic events. As a result, from time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. In the event that new federal restrictions relating to the hydraulic fracturing process are adopted in areas where the Underlying Properties are located, T2S and outside operators may incur additional costs or permitting requirements to comply with such federal requirements that may be significant and that could result in added delays or curtailment in the pursuit of exploration, development or production activities, which would in turn reduce the oil, natural gas and NGLs produced from the Underlying Properties.

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

Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to, and litigation concerning, oil, natural gas and NGL production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs for our operators in the production of oil, natural gas and NGLs, including from the developing shale plays, or could make it more difficult for T2S and outside operators to perform hydraulic fracturing. The adoption of any federal, state or local laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in T2S's completion of new oil and natural gas wells on the Underlying Properties and an associated decrease in the cash distributable to Trust unitholders.

The adoption and implementation of international, federal or state climate change legislation or regulations could result in increased operating costs for T2S (or any successor to T2S) and reduced demand for the oil, natural gas and NGLs that T2S (or any successor to T2S) produces.

The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs, as described under “Environmental Matters and Regulation – Climate Change,” could result in increased compliance costs or additional operating restrictions and could have a material adverse effect on T2S’s business, financial condition and results of operations. Recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for operators to engage in exploration and production activities, ultimately reducing income generated from the Underlying Properties and, as a result, the cash distributable to Trust unitholders. Moreover, such new legislation or regulatory programs could also increase the cost to consumers, and thereby reduce demand for oil and natural gas, which could reduce the demand for the oil or natural gas produced and lower the value of the reserves.

The potential physical effects of climate change could disrupt production on the Underlying Properties and cause T2S, any successor to T2S, and other third-party operators to incur significant costs, thereby reducing cash distributable to Trust unitholders.

Some scientists have concluded that increasing concentrations of GHGs in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events. Extreme weather conditions can interfere with production on the Underlying Properties and increase operating expenses for T2S or any successor to T2S. Such damage or increased expenses from extreme weather may not be fully insured. If any such effects were to occur, they could have an adverse effect on T2S’s results of operations and, as a result, the cash distributable to Trust unitholders.

Additional restrictions on drilling activities intended to protect certain species of wildlife may adversely affect T2S’s and other operators’ ability to conduct drilling activities.

In the United States, the ESA restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the MBTA. To the extent species that are listed under the ESA or similar state laws, or are protected under the MBTA, live in the areas where the Underlying Properties are located, T2S’s abilities to conduct or expand operations on the Underlying Properties could be limited, or T2S or its successor could be forced to incur material additional costs. Moreover, T2S’s drilling activities may be delayed, restricted or precluded in protected habitat areas or during certain seasons, such as breeding and nesting seasons.

In addition, the designation of previously unidentified endangered or threatened species could cause T2S’s operations (or the operations of any other operator) to become subject to operating restrictions or bans, and limit future development activity in affected areas. For example, the U.S. Fish & Wildlife Service officially listed the Dunes Sagebrush Lizard as endangered in May 2024, prompting intense legal battles and renewed calls to review or revoke these protections, particularly from Texas officials, who argue the federal action restricts oil and gas development in the Permian Basin. Environmental groups are simultaneously moving to defend the listing against state lawsuits. When species are listed, the U.S. Fish & Wildlife Service and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state and private lands. To the extent species are listed under the ESA or similar state laws, or previously unprotected species are designated as threatened or endangered in areas where the Underlying Properties are located, operations on the Underlying Properties could incur increased costs arising from species protection measures and face delays or limitations with respect to production activities thereon.

CYBERSECURITY RISKS

The business of T2S or any successor to T2S could be negatively affected by various security threats, including cybersecurity threats, and other disruptions.

T2S faces various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the security of the facilities and infrastructure of T2S and of third parties on which T2S relies such as processing plants and pipelines. These threats pose a risk to the security of T2S’s systems and networks, the confidentiality, availability and integrity of its data and the physical security of its employees and assets. T2S relies on information technology (“IT”) systems and networks in connection with its business activities, including certain of its exploration, development and production activities. T2S relies on digital technology, including information systems and related infrastructure, as well as cloud applications and services, to, among other things, estimate quantities of oil, natural gas and NGL reserves, analyze seismic and drilling information, process and record financial and operating data and communicate with employees and third parties. As dependence on digital technologies has increased in the oil and gas industry, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. Boaz Energy has experienced cyber-attacks in the past. T2S has not experienced any attacks, however, it may not be successful in preventing future security breaches or cyber-attacks or mitigating their effect. Any security breach or cyber-attack could have a material adverse effect on T2S’s reputation and competitive position and could lead to losses of sensitive information, critical infrastructure or capabilities essential to T2S’s operation of the Underlying Properties, its calculation of gross and net profits and its remittance of payments in respect of the Net Profits Interest to the Trust. Cyber-attacks or security breaches also could result in litigation or regulatory action. In addition, T2S’s implementation of various procedures and controls to monitor and mitigate security threats, including cybersecurity threats, and to increase security for its information, facilities and infrastructure may result in increased capital and operating costs.

In addition to the risks presented to T2S’s systems and networks, cyber-attacks affecting oil and natural gas distribution systems maintained by third parties, or the networks and infrastructure on which they rely, could delay or prevent delivery to markets. A cyber-attack of this nature would be outside T2S’s ability to control but could have a material adverse effect on T2S’s business, financial condition and results of operations, and could have a material adverse effect on the Trust.

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

Neither Boaz Energy, nor T2S, nor the Trustee has requested a ruling from the IRS regarding the tax status of the Trust, and neither T2S, nor the Trustee can assure you that such a ruling would be granted if requested or that the IRS will not challenge these positions on audit.

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

Recent and potential changes in federal tax law may affect the tax treatment of an investment in the Trust units.

The Tax Cuts and Jobs Act (“TCJA”), enacted on December 22, 2017, made significant changes to the federal income tax rules applicable to individuals and entities, including changes that may affect the effective tax rate on a Trust unitholder’s allocable share of certain income from the Trust. Many provisions of the TCJA were modified, extended, or otherwise affected by the One, Big, Beautiful Bill Act (“OBBBA”), signed into law on July 4, 2025. Trust unitholders should consult their tax advisors regarding the TCJA, OBBBA, and the potential impact of these laws on an investment in the Trust units.

Any additional changes to U.S. federal income tax laws or to the interpretation of existing laws (including administrative guidance relating to the TCJA or OBBBA) may be applied retroactively and could adversely affect the Operator’s or the Trust’s business, financial condition, or results of operations. The Trust cannot predict whether any such changes or interpretations will be adopted or how they might be applied. Any such developments could adversely affect the value of an investment in the Trust units

Item 1B. Unresolved Staff Comments

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

The Underlying Properties consist of long-life reserves in mature, conventional oil fields with established decline curves. As of December 31, 2025, the Underlying Properties had proved reserves of 2.8 MMBoe and 100% of the volumes and 100% of PV-10 value were attributable to proved developed reserves. Approximately 94% of the 2.8 MMBoe of proved reserves, based on PV-10 value, were operated by T2S as of December 31, 2025. For more information regarding changes in proved reserves, see Note 12 to the financial statements included in Part II, Item 8 of this Annual Report.

Major Producing Areas

The Underlying Properties consist of the following four operating areas:

The Permian Clearfork area consists of 2,434 net acres on the Central Basin Platform of the Permian Basin in Hockley and Terry Counties, Texas. A majority of the production in the Permian Clearfork area comes from wells in the Kingdom Clearfork field, which primarily produce from the Clearfork formation. Boaz Energy's waterflooding operations were first implemented in the Kingdom Clearfork field in March 2015. As of December 31, 2025, Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”) estimates the Underlying Properties in the Permian Clearfork to have 0.9 MMBoe of total proved reserves, 100% of which are proved developed reserves.

The Permian Abo area consists of 1,667 net acres on the Central Basin Platform of the Permian Basin in Terry and Cochran Counties, Texas. A majority of the production in the Permian Abo area comes from wells in the Kingdom Abo field, which primarily produce from the Abo formation. In 2011, a waterflood pilot program was implemented in the North West Terry Abo unit (“NWTA”) located in the Kingdom Abo field that converted one producing well to an injection well. Boaz Energy fully converted the field to water injection upon purchasing the NWTA in June 2016, and in January 2017 installed a new injection pump that added an additional injection capacity of 2,500 barrels of water per day. In August 2017, NWTA 313 demonstrated initial waterflood response. As of December 31, 2025, Cawley Gillespie estimates the Underlying Properties in the Permian Abo to have 0.4 MMBoe of total proved reserves, 100% of which are proved developed reserves.

The Permian Shelf area consists of 14,390 net acres on the Eastern Shelf of the Permian Basin in Glasscock, Schleicher, Stonewall and Coke Counties, Texas. A significant portion of the production in the Permian Shelf area comes from wells in the Fort McKavitt and Flowers fields, which primarily produce from the Canyon formation. As of December 31, 2025, Cawley Gillespie estimates the Underlying Properties in the Permian Shelf to have 0.3 MMBoe of total proved reserves, 100% of which are proved developed reserves.

The Permian Platform area consists of 3,903 net acres on the Central Basin Platform of the Permian Basin in Ward, Crane, Terry and Ector Counties, Texas. The properties primarily produce from the Clearfork, San Andres, and Devonian formations. As of December 31, 2025, Cawley Gillespie estimates the Underlying Properties in the Permian Platform to have 1.2 MMBoe of total proved reserves, 100% of which are proved developed.

Oil and Natural Gas Data

Proved Reserves

Cawley Gillespie, independent petroleum and geological engineers, estimated crude oil and natural gas (including natural gas liquids) proved reserves of the Underlying Properties’ full economic life and for the Trust life as of December 31, 2025. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the estimates. In addition, the reserves and net revenues attributable to the Net Profits Interest include only 80% of the reserves attributable to the Underlying Properties that are expected to be produced within the term of the Net Profits Interest. The technical person primarily responsible for overseeing the review of the third-party reserve reports prior to T2S taking over operations was Marshall Eves, Boaz Energy's Chief Executive Officer. T2S’s engineering department works closely with its independent reserve engineers to ensure the integrity, accuracy and timeliness of data furnished to the independent reserve engineers in their reserve estimating process. Periodically, the T2S petroleum engineer and other T2S executives meet with the independent reserve engineers to review properties and discuss methods and assumptions used by Boaz Energy, T2S and the independent reserve engineers to prepare reserve estimates.

The independent petroleum engineer’s report as to the proved oil and natural gas reserves as of December 31, 2025, was prepared by Cawley Gillespie. Cawley Gillespie, whose firm registration number is F-693, was founded in 1961 and is a leader in the evaluation of oil and gas properties. The technical person at Cawley Gillespie primarily responsible for overseeing the reserve estimates with respect to the Underlying Properties and the Net Profits Interest attributable to the Trust is Mr. Zane Meekins. Mr. Meekins has been a practicing consulting petroleum engineer at Cawley Gillespie since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 38 years of practical experience in petroleum engineering, with over 36 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

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

The following table summarizes estimated proved reserve quantities and PV-10 attributable to the Trust as of December 31, 2025:

	Trust Net Profits Interest
	Oil	Natural Gas(1)	Total(2)	PV-10(3)(4)
	(MBbls)	(MMcf)	(MBoe)	(in thousands)
Proved Developed	975.4	748.6	1,100.2	$31,406.4
Proved Undeveloped	0.0	0.0	0.00	0.00
Total Proved	975.4	748.6	1,100.2	$31,406.4

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
(4)
For 2025, $3.387 per MMBtu of natural gas and $65.34 per Bbl of oil were used in determining future net revenue.

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

Information concerning changes in net proved reserves attributable to the Trust, and the calculation of the standardized measure of the related discounted future net revenues is contained in the notes to the financial statements of the Trust included in this Form 10-K. T2S has not filed reserve estimates covering the Underlying Properties with any other federal authority or agency.

Proved Undeveloped Reserves (PUDs)

The following table summarizes the changes in estimated proved undeveloped reserves of the Trust for the year ended December 31, 2025:

	Oil (MBbls)(1)	Natural Gas (MMcf)(1)	Total (MBoe)
Proved Undeveloped Reserves:
Balance, December 31, 2024	171.8	757.5	298.1
Conversions into proved developed reserves	—	—	—
Revisions of previous estimates	(171.8)	(757.5)	(298.1)
Extensions and discoveries	0.0	—	0.0
Acquisition of reserves	—	—	—
Balance, December 31, 2025	0.0	0.0	0.0

(1)
Reserves for natural gas liquids are included as a component of natural gas reserves. Proved undeveloped reserves decreased for the year ended December 21, 2025 due to the lack of a development plan by T2S.

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2025, relating to the leasehold acreage associated with the Underlying Properties. Developed acreage consists of acreage spaced or assigned to productive wells and does not include undrilled acreage held by production under the terms of the lease. Undeveloped acreage is defined as acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.

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

Producing Wells Count

The table below summarizes the producing wells on the Underlying Properties as of December 31, 2025. Although many of these wells produce both oil and natural gas, a well is categorized as an oil well or a natural gas well based upon the ratio of oil to natural gas production. All wells in the table below are oil wells except for 5.0 gross (3.0 net) natural gas wells.

	Wells(1)
	Gross Wells(2)	Net Wells(3)
Permian Clearfork	38	34
Permian Abo	44	36
Permian Shelf	170	141
Permian Platform	174	47
Total	426	258

(1)
T2S's total gross wells associated with the Underlying Properties include 263 operated wells and 163 non-operated wells.
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

	Year Ended December 31,
	2025		2024		2023
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive	0.0	0.0	0.0	0.0	4.0	0.3
Dry holes	—	—	—	—	—	—
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—
Total:
Productive	0.0	0.0	0.0	0.0	4.0	0.3
Dry holes	—	—	—	—	—	—

During 2025, there were 0 gross (0 net) producing wells and 0 injection wells drilled, and 0 producing wells converted into injection wells on the Underlying Properties. During 2024, there were 0 gross (0 net) producing wells and 0 injection wells drilled, and 2 producing wells converted into injection wells on the Underlying Properties. During 2023, there were 4 gross (0.3 net) producing wells and 0 injection wells drilled, and 0 producing wells converted into injection wells on the Underlying Properties. On June 14, 2016, and December 14, 2017, Boaz Energy acquired certain oil and gas leasehold acreages located in the State of Texas and various other related rights, permits, contracts, equipment and other assets, known, respectively, as the Memorial Acquisition and the Crane Acquisition. Revenues and direct operating expenses of the assets acquired in the Memorial Acquisition that are subject to the Net Profits Interest are referred to as the "Memorial Underlying Properties". All of the assets acquired in the Crane County Acquisition are subject to the Net Profits Interest and are referred to as the “Crane County Underlying Properties”.

Oil and Natural Gas Production

The following table presents the oil and natural gas sales volumes, average sales prices and average costs per Boe for the Underlying Properties on a historical basis for the years ended December 31, 2025, 2024, and 2023. All production derived from the Underlying Properties is from the Permian Basin.

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Production volumes(1):
Oil (MBbls)	252.8	289.9	317.8
Natural Gas (MMcf)	312.4	341.1	387.6
Total (MBoe)	304.9	346.7	382
Average net daily production (Boe/d)	835.25	950.08	1,047.67
Average realized sales prices:
Oil ($/Bbl)	$64.83	$75.33	$76.24
Natural gas ($/Mcf)	$2.63	$2.54	$3.74
Average price per Boe	$56.64	$65.93	$67.15
Average expenses per Boe:
Lease operating expense	$18.84	$19.64	$19.05
Severance and ad valorem taxes	$4.89	$3.83	$5.11
Total operating expenses per Boe	$22.65	$24.97	$24.79

(1)
Production from the Kingdom Clearfork field during the years ended December 31, 2025, 2024, and 2023, was 39, 62, and 70 MBoe, respectively, consisting of 39, 62, and 70 MBbls of oil, respectively, and 0.0, 0.0, and 0.0, MMcf of natural gas, respectively. Production from the Kingdom Abo field during the years ended December 31, 2025, 2024, 2023 was 40, 52, and 60, MBoe, respectively, consisting of 40, 52, and 60, MBbls of oil, respectively, and 0.0, 0.0, and 1.4, MMcf of natural gas, respectively. Production from the Peak Victor field during the years ended December 31, 2025, 2024 and 2023, was 53, 63 and 57, MBoe, respectively, consisting of 30, 35 and 30, MBbls of oil, respectively, and 137.6, 166.6 and 164.4, MMcf of natural gas, respectively. Such fields are the only fields that contained 15% or more of the total proved reserves attributable to the Underlying Properties as of December 31, 2025, 2024, and 2023, respectively.

Production costs for oil and natural gas attributable to the Underlying Properties for the years ended December 31, 2025, 2024, and 2023, were as follows:

	Year End
	2025	2024	2023
Costs
Severance Tax	$719,981	$831,186	$1,032,842
Ad Valorem Tax	772,275	497,694	922,851
Lease Operating Expense	5,744,836	6,811,020	7,284,563
Development costs	515,530	3,807,067	4,409,823
Direct Operating Expense	1,161,236	1,849,266	2,194,843
Other	1,971,219	1,773,038	2,094,993
Total costs	$10,885,077	$15,569,271	$17,939,915

Abandonment and Sale of Underlying Properties

Boaz Energy, T2S, or any successor to T2S has the right to abandon its interest in any well or property if T2S, or any successor to T2S, acting as a reasonable and prudent operator, believes a well or property ceases to produce or is not capable of producing in commercially paying quantities. Upon termination of the lease, the portion of the Net Profits Interest relating to the abandoned property will be extinguished.

T2S generally may sell all or a portion of its interests in the Underlying Properties, subject to and burdened by the Net Profits Interest, without the consent of the Trust unitholders. In addition, T2S may, under certain circumstances cause the Trust to release or sell portions of the Net Profits Interest.

Title to Properties

The Underlying Properties are or may be subject to one or more of the burdens and obligations described below. To the extent that these burdens and obligations affect T2S’s rights to production or the value of production from the Underlying Properties, they have been taken into account in calculating the Trust’s interests and in estimating the size and the value of the reserves attributable to the Underlying Properties.

T2S’s interests in the oil and natural gas properties comprising the Underlying Properties are typically subject, in one degree or another, to one or more of the following:

•
royalties and other burdens, express and implied, under oil and natural gas leases and other arrangements;
•
overriding royalties, production payments and similar interests and other burdens created by T2S’s predecessors in title;
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
•
conventional rights of reassignment that obligate T2S to reassign all or part of a property to a third party if T2S intends to release or abandon such property;
•
preferential rights to purchase or similar agreements and required third-party consents to assignments or similar agreements;
•
obligations or duties affecting the Underlying Properties to any municipality or public authority with respect to any franchise, grant, license or permit, and all applicable laws, rules, regulations and orders of any governmental authority; and
•
rights reserved to or vested in the appropriate governmental agency or authority to control or regulate the Underlying Properties and also the interests held therein, including T2S’s interests and the Net Profits Interest.

T2S believes that the burdens and obligations affecting the Underlying Properties are conventional in the industry for similar properties. T2S also believes that the existing burdens and obligations do not, in the aggregate, materially interfere with the use of the Underlying Properties and will not materially adversely affect the Net Profits Interest or its value.

In order to give third parties notice of the Net Profits Interest, Boaz Energy recorded the Conveyance in Texas in the real property records in the Texas counties in which the Underlying Properties are located, or in such other public records of Texas as required under applicable law to place third parties on notice of the Conveyance.

Under Texas law, the Conveyance constitutes the conveyance of a presently vested, non-possessory interest in real property. Therefore, T2S and the Trust believe that, in a bankruptcy of T2S, the Net Profits Interest will remain outside of any T2S bankruptcy estate and will be a continuing obligation of any successor to T2S as the operator of the Underlying Properties under Texas law and, as such, outside of T2S’s bankruptcy estate.

T2S believes that its title to the Underlying Properties is, and the Trust’s title to the Net Profits Interest will be, good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions as are not so material to detract substantially from the use or value of such properties or royalty interests. Under the terms of the Conveyance, Boaz Energy has provided a special warranty of title with respect to the Net Profits Interest, subject to the burdens and obligations described in this section.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

The Trust units are listed on the New York Stock Exchange (“NYSE”) under the symbol “PRT.” On March 27, 2026, there were 12,165,732 Trust units outstanding held by 7 unitholders of record, including 7,270,551 Trust units held by beneficial owners whose shares are held in street name by brokers and nominees.

Distributions

The Trust currently makes, and expects to continue to make, monthly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and any cash reserves withheld by the Trustee, to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Equity Compensation Plans

The Trust has no directors, executive officers or employees. Accordingly, the Trust does not maintain any equity compensation plans and there are no Trust units reserved for issuance under any such plans.

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

The Trust is required to make monthly cash distributions of substantially all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and any cash reserves, to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date. The Net Profits Interest is entitled to a share of the profits attributable to production. T2S typically receives payment for oil production 30 to 60 days after it is produced and for natural gas production 60 to 90 days after it is produced. The Trust is not subject to pre-set termination provisions based on a maximum volume of oil or natural gas to be produced or the passage of time. The amount of Trust revenues and cash distributions to Trust unitholders depends on, among other things:

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

On January 13, 2025, the Trust announced that Boaz Energy and its affiliate Boaz Energy II Royalty, LLC entered into a Purchase and Sale Agreement on January 10, 2025 with T2S Permian Acquisition II LLC ( "T2S" ) with respect to the Underlying Properties. Pursuant to the Purchase and Sale Agreement, Boaz sold and conveyed (a) to T2S all of Boaz Energy’s right, title and interest in and to the Underlying Properties (which shall remain burdened by the Net Profits Interest and subject to the Conveyance); and (b) to Ustx, LLC, all of Boaz Energy’s 4,884,861 Trust units representing beneficial interests in the Trust. Boaz Energy reported that the Purchase and Sale Agreement contained customary conditions to the parties’ obligations to consummate the (the “Closing”). The Closing occurred on March 31, 2025. From and after the Closing, the Buyer owns the Underlying Properties (burdened by the Trust’s Net Profits Interest and subject to the Conveyance, Ustx, LLC owns the Boaz Trust Units, and the Buyer has become the operator of the Underlying Properties.

2025 Recap and 2026 Outlook

T2S and its predecessor, Boaz Energy, initially established a $4.5 million capital and workover budget for 2025 for the Underlying Properties (the "2025 Plan"). In response to the market environment and economic pressures affecting the oil and gas sector during the second half of 2025, including continued commodity price volatility, increased service and labor costs, and tightening capital markets, T2S revised the Plan downward to approximately $1.0 million (the “Revised 2025 Plan”). The reduction under the Revised 2025 Plan was made to preserve liquidity, maintain financial flexibility, and align spending levels with prevailing industry and macroeconomic conditions, and was primarily related to the postponement of the drilling of two wells originally scheduled for 2025 in Crane County, Texas—one injector well and one producer well. The drilling of these two wells was postponed until T2S makes a decision to move forward based on improved market visibility and commodity price stability. The Revised 2025 Plan included T2S’s participation in two non-operated wells in the Permian Shelf Area, which were successfully drilled in 2025, but not completed until the first quarter 2026, as well as ongoing investments in workovers, waterflood pattern optimization, and the reactivation of certain shut-in wells to sustain production levels. Total capital expenditure by the end of 2025 was $515,530. T2S advised the Trustee that it believed this revision provided an appropriate balance between near-term cash preservation and the continued development of the Underlying Properties.

Results of Operations

	Year Ended December 31,
	2025	2024	2023
Net profits income	$5,559,315	$5,959,482	$7,127,379
Interest income	48,101	58,782	58,812
Total revenue	5,607,416	6,018,264	7,186,191
Expenditures – general and administrative	(894,680)	(856,766)	(923,935)
Cash reserves	(0)	(0)	(0)
Distributable income	$4,712,736	$5,161,498	$6,262,256
Distributable income per unit (12,165,732 Trust units)	$0.387371	$0.424259	$0.514745

Distributable Income

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the year ended December 31, 2025, were as follows:

Record Date	Payment Date	Distribution per Unit
January 31, 2025	February 14, 2025	$0.040276
February 28, 2025	March 14, 2025	0.040219
March 31, 2025	April 14, 2025	0.040022
April 30, 2025	May 14, 2025	0.023807
May 30, 2025	June 13, 2025	0.030511
June 30, 2025	July 15, 2025	0.044361
July 31, 2025	August 14, 2025	0.032491
August 29, 2025	September 15, 2025	0.027737
September 30, 2025	October 15, 2025	0.031139
October 31, 2025	November 17, 2025	0.031565
November 28, 2025	December 12, 2025	0.028839
December 31, 2025	January 15, 2026	0.016404
		$0.387371

Years Ended December 31, 2025, and 2024

The decrease in net profits income was primarily due to decreased oil and natural gas sales volumes and oil prices, offset somewhat by a slight increase in natural gas prices. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

Interest Income. Interest income decreased slightly for the year ended December 31, 2025, as compared to the prior year, primarily due to the decrease in income available for investment, along with lower interest rates.

General and Administrative Expenditures. General and administrative expenditures increased for the year ended December 31, 2025, as compared to the prior year, primarily due to an increase in legal expenses and differences in the timing and payment of some expenses.

Cash Reserves. Pursuant to the Trust Agreement, the Trustee was authorized to begin retaining cash reserves for administrative expenses beginning in May 2019. In April 2020, the cash reserves retained reached $1,000,000 and no further cash reserves have been retained by the Trustee since April 2020. As of December 31, 2025, the Trustee continued to hold the previously retained $1,000,000 in cash reserves.

Years Ended December 31, 2024, and 2023

The decrease in net profits income was primarily due to decreased oil and natural gas sales volumes and prices. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

Interest Income. Interest income decreased for the year ended December 31, 2024, as compared to the prior year, primarily due to lower interest rates, along with less cash available for investment.

General and Administrative Expenditures. General and administrative expenditures decreased for the year ended December 31, 2024, as compared to the prior year, primarily because of a decrease in legal fees and differences in the timing and payment of some expenses.

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

Computation of Income from the Net Profits Interest Received by the Trust

The table below outlines the computation of income from the Net Profits Interest received by the Trust for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Underlying Properties sales volumes(1):
Oil (Bbl)	252,834	289,918	317,765
Natural gas (Mcf)(2)	312,392	341,170	387,631
Average realized sales price:
Oil (per Bbl)	$64.83	$75.33	$76.24
Natural gas (per Mcf)	2.63	2.54	3.74

Calculation of net profits:
Gross profits:
Oil sales	$16,391,616	$21,839,691	$24,225,807
Natural gas sales	821,346	864,891	1,454,047
Other revenue	57,207	159,063	103,601
Divestitures (Qualified De Minimis Sales)	0	0	—
Total gross profits	17,270,169	22,863,645	25,780,455
Costs:
Direct operating expenses:	1,161,236	1,849,266	2,194,843
Lease operating expenses	5,744,836	6,811,020	7,284,563
Severance and ad valorem taxes	1,492,256	1,328,880	1,955,693
Development expenses	515,530	3,807,067	4,409,823
Other expenses	1,971,219	1,773,038	2,094,993
Total costs	(10,885,077)	(15,569,271)	(17,939,915)
Net profits	6,385,092	7,294,374	7,840,540
Percentage allocable to Net Profits Interest	80%	80%	80%
Net profits income (before capital reserve)	5,108,074	5,835,500	6,262,256
Change in Capital Reserve(3)	451,241	123,982	828,000
Interest income from savings account	0	0	26,947
Net profits interest audit fee	0	0	0
Net profits income received by the Trust	$5,559,315	$5,959,482	$7,127,379

(1)
Annual sales volumes for 2025 reflect production volumes for November 2024 through October 2025. Annual sales volumes for 2024 reflect production volumes for November 2023 through October 2024. Annual sales volumes for 2023 reflect production volumes for November 2022 through October 2023.
(2)
Sales volumes for natural gas include NGLs.
(3)
T2S is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development expenses. As of December 31, 2025, the balance of funds held back to cover certain future capital expenses was $74,933 net to the Trust. The balance of funds held, net to the Trust, as of December 31, 2024 and 2023 was $526,174 and $650,157, respectively.

Years Ended December 31, 2025, and 2024

Important factors used in calculating the Trust’s net profits income include the volumes of oil and gas produced from the Underlying Properties and the realized prices received for the sale of those minerals, including natural gas liquids, as well as direct operating and development expenses.

Sales Volumes

Oil. Oil sales volumes decreased for the year ended December 31, 2025, as compared to the prior year. This was primarily due to decreased demand and the natural decline in production.

Natural Gas. Natural gas sales volumes decreased for the year ended December 31, 2025, as compared to the prior year. This was primarily due to decreased demand and the natural decline in production.

Sales Prices

Oil. The average realized oil price per Bbl decreased for the year ended December 31, 2025, as compared to the prior year. The average realized oil price per Bbl for the year ended December 31, 2025, is primarily related to production from November 2024 through October 2025, when the average NYMEX price was $67.18 per Bbl.

Natural Gas. The average realized natural gas price per Mcf increased for the year ended December 31, 2025, as compared to the prior year. The average realized natural gas price per Mcf for the year ended December 31, 2025, is primarily related to production from November 2024 through October 2025, when the average NYMEX price was $3.28 per Mcf.

Costs

Direct Operating Expenses. Direct operating expenses decreased for the year ended December 31, 2025, as compared to the prior year primarily due to a decrease in capital projects to return wells to production.

Lease Operating Expenses. Lease operating expenses decreased for the year ended December 31, 2025, as compared to the prior year primarily due to returning fewer wells to production.

Severance and Ad Valorem Taxes. Severance and ad valorem taxes increased for the year ended December 31, 2025, as compared to the prior year primarily due to higher assessed property values driven by stronger commodity prices in 2024 and updated valuation inputs (e.g., price forecasts, production expectations, and discount rates). Because ad valorem taxes are based on the fair market value of underlying reserves and production, increases in oil and gas prices or revisions to valuation assumptions directly increase taxable values and resulting tax expense. Additionally, jurisdiction-specific changes- such as updated appraisal methodologies, higher mill levies, or reduced tax credits- may have further contributed to the year-over-year increase.

Development Expenses Related to the Underlying Properties. Development expenses related to the Underlying Properties decreased for the year ended December 31, 2025, as compared to the prior year primarily due to fewer drilling and recompletion projects.

Other Expenses. Other expenses increased for the year ended December 31, 2025, as compared to the prior year primarily due to an increase in overhead expenses.

Capital Reserve and Operator Advance. T2S is entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development expenses. As of December 31, 2025, the balance of funds held back by T2S to cover certain future capital expenses was $74,933 net to the Trust.

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

Capital Reserve and Operator Advance. Boaz Energy, as predecessor to T2S, was entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development expenses. As of December 31, 2024, the balance of funds held back by Boaz Energy to cover certain future capital expenses was $526,174 net to the Trust.

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

Pursuant to the Trust Agreement, the Trustee was authorized beginning May 2019 to retain cash from the distributions it receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust. Boaz Energy provided the Trust with a $1.0 million Letter of Credit that could be drawn by the Trust to pay its administrative expenses. The Trustee is permitted to retain cash from distributions in such amount as the Trustee determines but not less than $25,000 per month or more than $100,000 per month until the reserve described in clause (i) equals or exceeds $1.0 million, at which time, the Trustee is required to release the Letter of Credit. The Letter of Credit expired May 2, 2020, as the Trustee had retained a total of $1,000,000 in cash reserves. As of December 31, 2025, the Trustee continued to hold the previously retained $1,000,000 in cash reserves.

On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. As of March 31, 2022, Boaz Energy owned 5,878,332 Trust units of the 12,165,732 Trust units issued and outstanding. The Trust filed a Registration Statement on Form S-3 on April 28, 2022 (the “Registration Statement”) seeking the registration of 5,801,675 Trust units held by Boaz Energy. The SEC confirmed the effectiveness of the Registration Statement on May 9, 2022. The Trust has not and will not receive any of the proceeds received from the sale of the Trust units. Boaz Energy sold its remaining 4,884,861 units to Ustx, LLC as part of the sale of the assets underlying the Trust that was finalized on March 31, 2025. As of March 25, 2026, Ustx, LLC owned 4,884,861 Trust units of the 12,165,732 units issued and outstanding.

T2S Capital Expenditure Budget

2025 Recap and 2026 Outlook

T2S and its predecessor, Boaz Energy, initially established a $4.5 million capital and workover budget for 2025 for the Underlying Properties (the "2025 Plan"). In response to the market environment and economic pressures affecting the oil and gas sector during the second half of 2025, including continued commodity price volatility, increased service and labor costs, and tightening capital markets, T2S revised the Plan downward to approximately $1.0 million (the “Revised 2025 Plan”). The reduction under the Revised Plan was made to preserve liquidity, maintain financial flexibility, and align spending levels with prevailing industry and macroeconomic conditions, and was primarily related to the postponement of the drilling of two wells originally scheduled for 2025 in Crane County, Texas—one injector well and one producer well. The drilling of these two wells was postponed until T2S makes a decision to move forward based on improved market visibility and commodity price stability. The Revised 2025 Plan included T2S’s participation in two non-operated wells in the Permian Shelf Area, which were successfully drilled in 2025, but not completed until the first quarter 2026, as well as ongoing investments in workovers, waterflood pattern optimization, and the reactivation of certain shut-in wells to sustain production levels. Total capital expenditure by the end of 2025 was $515,000. T2S advised the Trustee that it believed this revision provided an appropriate balance between near-term cash preservation and the continued development of the Underlying Properties.

T2S advised the Trustee that it has not budgeted any capital for 2026 (the “2026 Plan”). The 2026 Plan reflects T2S’s ongoing evaluation of project economics, commodity price forecasts, and regulatory timing, and may be further adjusted based on changes in market conditions, operating performance, and capital requirements. T2S does have a workover budget of $0.75 million in 2026.

Off-Balance Sheet Arrangements

As of December 31, 2025, the Trust had no off-balance sheet arrangements.

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

•
The Trustee determined that an impairment in the amount of $39.9 million occurred for the year ended December 31, 2025, after reviewing the undiscounted and discounted cash flow that had been revised to reflect future crude oil and natural gas commodity prices published by third-party industry experts (adjusted for base differentials) and a risk-adjusted discount rate. The Net Profits Interest was written down to its fair value of $26.6 million and the impairment is charged directly to the Trust corpus, which does not affect distributable income. For more information on impairment, see Note 3 to the financial statements included in Part II, Item 8 of this Annual Report.

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

Impairment of Net Profits Interest. The Trustee reviews the Trust’s Net Profits Interest in oil and natural gas properties for impairment annually and whenever events or circumstances indicate that the carrying value of the Net Profits Interest may not be recoverable. In the event of material revisions, the Trustee reviews the impact of these revisions on the amortization of Trust Units and impairment estimates. During 2025, a material revision was made to reserves resulting in the additional recognition of amortization of Trust Units. The Trust recognized $5,905,119 of amortization of Trust Units for the year ended December 31, 2025.

In general, neither the Trustee nor T2S view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. However, the prolonged historically low prices for oil and natural gas in 2025 and into the future, coupled with no development budget for T2S for 2026, caused the future undiscounted net cash flows of the Net Profits Interest to be lower than the carrying value, resulting in events and circumstances indicating that the carrying value may not be recoverable. Since the undiscounted future net cash flows from the Net Profits Interest are less than the Net Profits Interest carrying value, the Trust has recognized an impairment loss for the difference between the Net Profits Interest carrying value and the estimated fair value of the Net Profits Interest. The determination as to whether the Net Profits Interest is impaired is based on the best information available to the Trustee at the time of the evaluation, including information provided by T2S such as estimates of future production and development and operating expenses.

The Trustee determined that an impairment in the amount of $39.9 million occurred for the year ended December 31, 2025, after reviewing the undiscounted and discounted cash flow that had been revised to reflect future crude oil and natural gas commodity prices published by third-party industry experts (adjusted for base differentials) and a risk-adjusted discount rate. The Net Profits Interest was written down to its fair value of $26.6 million and the impairment is charged directly to the Trust corpus, which does not affect distributable income. Impairments recorded for book purposes will not result in a loss for tax purposes for the unitholders until the loss is recognized.

There was no impairment present for the year ended December 31, 2024.

Refer to Note 2 to the financial statements included in Item 8 of this report for the Trust’s significant accounting policies.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Financial Statements. The following documents are filed as part of the Trust’s financial statements for the year ended December 31, 2025:

400 W 6th St Suite 3200

Austin, TX 78701

512-609-1900

Report of Independent Registered Public Accounting Firm

To the Unit Holders of PermRock Royalty Trust and Argent Trust Company, Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities, and trust corpus of PermRock Royalty Trust (“the Trust”) as of December 31, 2025, and 2024, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2025 and 2024, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2025, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Weaver and Tidwell, L.L.P.

CPAs AND ADVISORS | WEAVER.COM

The Unit Holders of PermRock Royalty Trust and Argent Trust Company, Trustee

The Impact of Proved Oil and Gas Reserves on Net Profits Interests in Oil and Gas Properties, Net

The Trust’s net profits interests in oil and gas properties, net balance was $72,379,939 as of December 31, 2025, and amortization of net profits interests for the year ended December 31, 2025 was $45,784,064. As described in the financial statements, amortization of the net profits interests is calculated on a unit-of-production basis using proved reserves attributable to the Trust’s interests and is charged directly to trust corpus. As disclosed by the Trustee, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. Proved developed reserves are quantities expected to be recovered through existing wells with existing equipment and operating methods in which the cost of the required equipment is relatively minor compared with the cost of a new well. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Because proved reserves must be estimated based upon average oil and gas prices during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements estimated reserve quantities can be significantly impacted by commodity-price volatility. Oil and gas quantities ultimately recovered, and the timing of production may be substantially different from original estimates. The proved oil and gas reserves for the underlying properties are estimated annually by independent petroleum engineers (specialists) using inputs that include, among others: (i) historical and forecasted production rates and decline curves, (ii) working interest and net revenue interest ownership, (iii) operating and development costs, (iv) commodity price assumptions (12-month average), and (v) applicable taxes and transportation differentials.

The principal considerations for our determination that performing procedures relating to the impact of proved oil and gas reserves on net profits interests in oil and gas properties, net and changes in trust corpus is a critical audit matter are: (i) the significant judgment by the Trustee, including the use of specialists when developing the estimates of proved oil and gas reserves, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence related to the data, methods, and assumptions used by the Trustee and its specialists in developing the estimates of the reserve quantities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, testing the completeness and accuracy of the data related to estimates of reserve quantities. The work of the Trustee’s specialists was used in performing the procedures to evaluate the reasonableness of the reserve quantities. As a basis for using this work, the specialists’ qualifications and objectivity were understood, as well as the methods used by the specialists. The procedures performed also included tests of the data used by the specialists and an evaluation of the specialists’ results, including, among others, comparison of selected reserve quantities to historical production data, evaluation of significant assumptions, and assessment of whether the estimates were consistent with SEC Regulation S-X and ASC 932, as adapted to the modified cash basis of accounting.

WEAVER AND TIDWELL, L.L.P.

We have served as the Trust’s auditor since 2018.

Austin, Texas

March 27, 2026

Weaver and Tidwell, L.L.P.
1601 South MoPac Expressway, Suite D250 | Austin, Texas 78746

Main: 512.609.1900

Statement of Assets, Liabilities, and Trust Corpus

	December 31,
	2025	2024
ASSETS
Cash and Short-Term Investments	$1,199,573	$1,612,261
Net Profits Interests	26,595,875	72,379,939
TOTAL	$27,795,448	$73,992,200

	December 31,
	2025	2024
LIABILITIES & TRUST CORPUS
Distribution Payable to Unitholders	$199,573	$612,261
Cash Reserves	1,000,000	1,000,000
Trust Corpus – 12,165,732 Trust Units Issued and Outstanding	26,595,875	72,379,939
TOTAL	$27,795,448	$73,992,200

These Financial Statements should be read in conjunction with the accompanying Notes to Financial Statements included herein.

Statement of Distributable Income

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Net Profits Income	$5,559,315	$5,959,482	$7,127,379
Interest Income	48,101	58,782	58,812
Total Revenue	5,607,416	6,018,264	7,186,191
Expenditures – General and Administrative	(894,680)	(856,766)	(923,935)
Distributable Income	$4,712,736	$5,161,498	$6,262,256
Distributable Income per Unit – 12,165,732 Trust Units Issued and Outstanding	$0.387371	$0.424259	$0.514745

These Financial Statements should be read in conjunction with the accompanying Notes to Financial Statements included herein

Statements of Changes in Trust Corpus

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Trust Corpus, Beginning of Period	$72,379,939	$75,876,170	$80,041,113
Amortization/Impairment of Net Profits Interest	(45,784,064)	(3,496,231)	(4,164,943)
Distributable Income	4,712,736	5,161,498	6,262,256
Distributions Declared	(4,712,736)	(5,161,498)	(6,262,256)
Trust Corpus, End of Period	$26,595,875	$72,379,939	$75,876,170

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

On January 10, 2025, Boaz Energy, the former owner and operator of the Underlying Properties, entered into a Purchase and Sale Agreement with T2S (the "Buyer") with respect to the Underlying Properties. The acquisition of the Underlying Properties was finalized on March 31, 2025. The sale also included Boaz Energy's transfer of 4,884,861 units representing beneficial interests in the Trust to Ustx LLC, an affiliate of T2S.

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

As of March 26, 2026, Ustx, LLC owned 4,884,861 Trust units of the 12,165,732 Trust units issued and outstanding.

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
•
In the event of material revisions, the Trustee reviews the impact of these revisions on the amortization of Trust Units and impairment estimates. Please see the discussion of impairment in Note 3.
•
Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3). When indicators of impairment are present and it is determined that the carrying value of the Trust’s overriding royalty interests in the subject interests exceeds the estimated undiscounted cash flows of the subject interest, fair value estimates utilized in the impairment assessment are generally determined based on inputs not observable in the market and thus represent Level 3 measurements.

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

3.
Impairment of Net Profits Interest

During 2025, a material revision was made to reserves resulting in the additional recognition of amortization of Trust Units. The Trust recognized $5,905,119 of amortization of Trust Units for the year ended December 31, 2025. The Trustee determined that an impairment in the amount of $39.9 million occurred for the year ended December 31, 2025, after reviewing the undiscounted and discounted cash flow that had been revised to reflect future crude oil and natural gas commodity prices published by third-party industry experts (adjusted for base differentials) and a risk-adjusted discount rate. The Net Profits Interest was written down to its fair value of $26.6 million and the impairment is charged directly to the Trust corpus, which does not affect distributable income. Impairments recorded for book purposes will not result in a loss for tax purposes for the unitholders until the loss is recognized.

For the year ended December 31, 2024, a material revision was made to reserves resulting in recognition of $3,496,231 of amortization of Trust Units. There was no impairment as of December 31, 2024.

4.
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

5. Cash Reserves

Pursuant to the Trust Agreement, beginning in May 2019, the Trustee was authorized to begin retaining cash from the distributions the Trust receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust. Boaz Energy provided the Trust with a $1.0 million letter of credit (the “Letter of Credit”) that could be drawn by the Trust to pay administrative expenses of the Trust. The Trustee is permitted to retain cash from distributions in such amount as the Trustee determines but not less than $25,000 per month or more than $100,000 per month until the reserve described in clause (i) equals or exceeds $1.0 million, at which time, the Trustee is required to release the Letter of Credit. The Letter of Credit expired May 2, 2020, as the Trustee had retained a total of $1,000,000 in cash reserves. As of December 31, 2025, the Trustee continued to hold the previously retained $1,000,000 in cash reserves.

T2S and any of its successors are entitled under the Conveyance to reserve up to $3 million from the net profits for certain taxes and development expenses. As of December 31, 2025, the balance of funds held back to cover certain future capital expenses was $74,933 net to the Trust.

6. Distributions to Unitholders

The Trust makes monthly cash distributions of all of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and any cash reserves, to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Based on 12,165,732 Trust units outstanding at each date listed below, the monthly per unit distributions during the year ended December 31, 2025, were as follows:

Record Date	Payment Date	Distribution per Unit
January 31, 2025	February 14, 2025	$0.040276
February 28, 2025	March 14, 2025	0.040219
March 31, 2025	April 14, 2025	0.040022
April 30, 2025	May 14, 2025	0.023807
May 30, 2025	June 13, 2025	0.030511
June 30, 2025	July 15, 2025	0.044361
July 31, 2025	August 14, 2025	0.032491
August 29, 2025	September 15, 2025	0.027737
September 30, 2025	October 15, 2025	0.031139
October 31, 2025	November 17, 2025	0.031565
November 28, 2025	December 12, 2025	0.028839
December 31, 2025	January 15, 2026	0.016404
		$0.387371

7. Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee and Delaware Trustee. The Delaware Trustee’s annual fee is $4,000. In 2025, the Trustee received $215,081 for the period from January through December 2025. For 2026, the Trustee’s annual administrative fee will be approximately $217,232. The Trustee’s annual administrative fee increased at a rate of 3% per year for the first three years of the Trust’s existence, increased at a rate of 2% in 2022 and 2023. The Trustee’s annual administrative fee will increase at a rate of 1% in 2024, will continue to increase at a rate of 1% each year until the 20th anniversary of the Trust’s formation, and then will remain flat thereafter. These costs of the Trust, which are included in administration expenses, are deducted by the Trust before distributions are made to Trust unitholders.

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

On January 13, 2025, the Trust announced that Boaz Energy and its affiliate Boaz Energy II Royalty, LLC entered into a Purchase and Sale Agreement on January 10, 2025 with T2S Permian Acquisition II LLC ( "T2S" ) with respect to the Underlying Properties.

Boaz Energy informed the Trust that, pursuant to the Purchase and Sale Agreement, Boaz sold and conveyed (a) toT2S all of Boaz Energy’s right, title and interest in and to the Underlying Properties (which shall remain burdened by the Net Profits Interest and subject to the Conveyance); and (b) to Ustx, LLC, all of Boaz Energy’s 4,884,861 Trust units representing beneficial interests in the Trust.

Boaz Energy reported that the Purchase and Sale Agreement contained customary conditions to the parties’ obligations to consummate the (the “Closing”). The Closing occurred on March 31, 2025. From and after the Closing, the Buyer owns the Underlying Properties (burdened by the Trust’s Net Profits Interest and subject to the Conveyance, Ustx, LLC owns the Boaz Trust Units, and the Buyer has become the operator of the Underlying Properties.

8. Certain Contracts

The Trust is not a party to any purchase, gathering, or processing contracts. T2S and other outside operators are parties to oil and natural gas sales contracts. For the year ended December 31, 2025, T2S reported that Phillips 66, Plains All American Pipeline, Energy Transfer Partners, and Enterprise Crude Oil LLC accounted for 34.34%, 17.01%, 16.31%, and 14.69% respectively, of its total oil and natural gas revenues, and that no other purchaser accounted for 10% or more of the total revenue of the Underlying Properties. T2S does not believe that the loss of any of these parties as a purchaser of crude oil or natural gas production from the Underlying Properties would have a material impact on the business or operations of Boaz Energy or the Underlying Properties because of the large number of marketing firms and competitive nature of oil and gas purchasers in the Permian Basin. Oil and natural gas are currently sold to these four customers under short-term contracts at market prices.

9. Significant Customers

Information as to significant purchasers of oil and gas production attributable to the Trust’s economic interests is included in Note 8, above.

10. Development Costs

T2S and its predecessor, Boaz Energy, initially established a $4.5 million capital and workover budget for 2025 for the Underlying Properties (the "2025 Plan"). In response to the market environment and economic pressures affecting the oil and gas sector during the second half of 2025, including continued commodity price volatility, increased service and labor costs, and tightening capital markets, T2S revised the Plan downward to approximately $1.0 million (the “Revised 2025 Plan”). The reduction under the Revised 2025 Plan was made to preserve liquidity, maintain financial flexibility, and align spending levels with prevailing industry and macroeconomic conditions, and was primarily related to the postponement of the drilling of two wells originally scheduled for 2025 in Crane County, Texas—one injector well and one producer well. The drilling of these two wells was postponed until T2S makes a decision to move forward based on improved market visibility and commodity price stability. The Revised 2025 Plan included T2S’s participation in two non-operated wells in the Permian Shelf Area, which were successfully drilled in 2025, but not completed until the first quarter 2026, as well as ongoing investments in workovers, waterflood pattern optimization, and the reactivation of certain shut-in wells to sustain production levels. Total capital expenditure by the end of 2025 was $515,000. T2S advised the Trustee that it believed this revision provided an appropriate balance between near-term cash preservation and the continued development of the Underlying Properties.

T2S advised the Trustee that it has not budgeted any capital for 2026 (the “2026 Plan”). The 2026 Plan reflects T2S’s ongoing evaluation of project economics, commodity price forecasts, and regulatory timing, and may be further adjusted based on changes in market conditions, operating performance, and capital requirements. T2S does have a workover budget of $0.75 million in 2026.

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

The following table presents a reconciliation of proved reserve quantities attributable to the Trust as of the dates indicated below:

	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Balance, Proved Reserves as of December 31, 2023	1,578	1,789	1,877
Revisions of previous estimates	(275)	(105)	(292)
Extensions, discoveries and other additions	—	—	—
Production	(290)	(341)	(347)
Balance, Proved Reserves as of December 31, 2024	1,563	1,553	1,822
Revisions of previous estimates	(335)	(492)	(417)
Extensions, discoveries and other additions	—	—	—
Production	(253)	(312)	(305)
Balance, Proved Reserves as of December 31, 2025	975	749	1,100
Proved developed reserves:
December 31, 2023	1,489	1,789	1,788
December 31, 2024	1,391	796	1,524
December 31, 2025	975	749	1,100
Proved undeveloped reserves:
December 31, 2023	89	—	89
December 31, 2024	172	758	298
December 31, 2025	—	—	—

Extensions and discoveries. During the year ended December 31, 2025, there were no extensions or discovery changes to proved reserves.

During the year ended December 31, 2024, 4 gross wells (0.3 net) were drilled in the Permian Platform area. Extensions and discoveries included 165 MBoe of proved developed and undeveloped reserves that were a result of drilling and waterflood activity.

During the year ended December 31, 2023, 6 gross wells (0.5 net) were drilled in the Permian Platform area. Extensions and discoveries included 2.4 MBoe of proved developed and undeveloped reserves that were a result of 2022 drilling activity.

Revisions of previous estimates. During the year ended December 31, 2025, revisions of previous estimates decreased proved reserves by 23%. This was primarily due to lower oil pricing and the lack of development plans by T2S. The annual average WTI Cushing spot oil price of $65.34 per Bbl used to determine reserves as of December 31, 2025, was 13% lower than the $75.48 per Bbl used to determine reserves as of December 31, 2024. The average Henry Hub spot market gas price of $3.387 per MMbtu used to determine reserves as of December 31, 2025, was 57% higher than the $2.13 per MMbtu used to determine reserves as of December 31, 2024.

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

Production.

During the year ended December 31, 2025, production decreased oil reserves by 253 MBoe.

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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust was as follows as of the dates indicated (in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Future costs	$—	$—	$—
Future net cash flows	63,815	118,584	124,680
Discount of future net cash flows at 10%	(32,409)	(54,139)	(59,643)
Standardized measure of discounted future net cash flows	$31,406	$64,445	$65,037

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

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the periods indicated (in thousands):

	Total
	2025	2024	2023
Balance at the beginning of the period(1)	$64,445	$65,037	$145,018
Net change in prices and production costs	(18,449)	(11,788)	(34,008)
Net change in future development costs	—	—	—
Sales of oil and natural gas, net of production costs	(8,815)	(12,715)	(14,241)
Extensions and discoveries	—	—	5,801
Purchase of reserves	—	—	—
Divestiture of reserves	—	—	—
Revisions of previous quantity estimates	(14,069)	12,724	(51,231)
Previously estimated development costs incurred	—	—	—
Net change in income taxes	—	—	—
Accretion of discount	6,445	6,504	14,502
Changes in timing and other	1,849	4,683	(804)
Balance at the end of the period(1)	$31,406	$64,445	$65,037

(1)
Balance is as of December 31 of the previous year.

For 2025, $3.387 per MMBtu of natural gas and $65.34 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of Henry Hub natural gas and WTI oil.

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

13. Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the year ended December 31, 2025:

2025	Net Profits Income	Distributable Income	Distributable Income Per Unit
First Quarter	$1,710,763	$1,466,195	$0.120517
Second Quarter	1,545,465	1,200,518	0.098679
Third Quarter	1,246,690	1,111,576	0.091367
Fourth Quarter	1,056,397	934,447	0.076808
Total	$5,559,315	$4,712,736	$0.387371

14. Subsequent Events

Distributions

On January 20, 2026, the Trust declared a cash distribution of $0.019386 per Trust unit to unitholders of record as of January 30, 2026. The distribution was paid on February 13, 2026.

On February 17, 2026, the Trust declared a cash distribution of $0.010831 per Trust unit to unitholders of record as of February 27, 2025. The distribution was paid on March 13, 2026.

On March 20, 2026, the Trust declared a cash distribution of $0.002995 per Trust unit to unitholders of record as of March 31, 2026. The distribution will be paid on or about April 14, 2026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. The Trustee conducted an evaluation of the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this annual report. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of December 31, 2025, that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Boaz Energy.

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

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Boaz Energy or T2S.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers. The Trustee is a corporate trustee that may only be removed and replaced by the holders of a majority of the Trust units present in person or by proxy at a meeting of such holders where a quorum is present, including Trust units held by T2S, called by either the Trustee or the holders of not less than 10% of the then outstanding Trust units.

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

Code of Ethics

Because the Trust has no employees, it does not have its own code of ethics. Employees of the Trustee, Argent Trust Company, must comply Argent Trust Company’s standards of conduct, a copy of which will be provided to unitholders without charge, upon request made to Argent Trust Company, Trustee, 3838 Oak Lawn Ave, Suite 1720, Dallas, Texas 75219, Attention: Nancy Willis.

Item 11. Executive Compensation

The Trust does not have any executive officers, directors or employees. The Trust does not have a board of directors, and it does not have a compensation committee. Pursuant to the Trust Agreement, the Trust pays an annual administrative fee to the Trustee of $180,000 per year subject to escalation, as described in Note 7 to the financial statements included in Part II, Item 8 of this Annual Report. Administrative fees paid to the Trustee in 2025 were $215,081.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a)
Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(b)
Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of the Trust units as of March 26, 2026, by each person who, to the Trustee’s knowledge, beneficially owns more than 5% of the outstanding Trust units.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Ustx, LLC 8101 East Prentice Ave, Suite 725 Greenwood Village, CO 80111	Trust units	4,884,861	40.2%

Pursuant to the Schedule 13D dated March 31, 2025, as filed with the SEC on April 1, 2025, Ustx, LLC reported that it was the sole record and beneficial owner of 4,884,661 Trust units (the “Ustx Units”), representing 40.2% of the outstanding Trust units, and had sole voting and dispositive power over those Trust units. Further, by virtue of various ownership and control relationships, each of the following also reported pursuant to the Schedule 13D dated March 31, 2025 and filed April 1, 2025, that it may be deemed to share voting and investment power over certain of the Ustx Units as follows: (i) T2S Permian Acquisition II LLC (“T2S”), as the owner of 100% of the limited liability company interests of Ustx, LLC, may be deemed to indirectly beneficially own the 4, 884,661 Ustx Units; (ii) Greenway Boaz Investments LLC, by virtue of owning approximately 50.2% of the limited liability company interests of T2S, may be deemed to share voting and investment power over 2,452,503 of the Ustx Units (20.1%); (iii) Greenway Boaz Management, LLC, the manager of Greenway Boaz Investments, LLC, may be deemed to share voting and investment power over 2,452,503 of the Ustx Units (20.1%); (iv) EnRes Capital Fund I, LP, by virtue of owning approximately 25.1% of the limited liability company interests in T2S, may be deemed to share voting and investment power over 1,223,773 of the Ustx Units (10.1%); (v) EnRes Capital BZ, LP, by virtue of owning 22.7% of the limited liability company interests in T2S, may be deemed to share voting and investment power over 1,107,908 of the Ustx Units (9.1%); and (vi) EnRes Capital Fund I GP, LLC, as the general partner of each of EnRes Capital Fund I, LP, and EnRes Capital BZ, LP, may be deemed to share voting and investment power over the combined 2,331,640 Ustx Units (19.2%) held by EnRes Capital Fund I, LP (1,223,733 Ustx Units) and EnRes Capital BZ, LP (1,108,907 Ustx Units).

(c)
Security Ownership of Trustee.

As of March 28, 2026, Argent Trust Company has no beneficial ownership of or power to vote any of the outstanding Trust units.

(d)
Changes in Control.

On January 13, 2025, the Trust announced that Boaz Energy and its affiliate Boaz Energy II Royalty, LLC entered into a Purchase and Sale Agreement on January 10, 2025 with T2S Permian Acquisitions II, LLC (the “Buyer”), with respect to the Underlying Properties.

Boaz Energy informed the Trust that, pursuant to the Purchase and Sale Agreement, Boaz sold and conveyed (a) to the Buyer, all of Boaz Energy’s right, title and interest in and to the Underlying Properties (which shall remain burdened by the Net Profits Interest and subject to the Conveyance); and (b) to Ustx, LLC, an affiliate of Buyer, all of Boaz Energy’s 4,884,861 Trust units representing beneficial interests in the Trust (the “Boaz Trust Units”).

Boaz Energy reported that the Purchase and Sale Agreement contained customary conditions to the parties’ obligations to consummate the (the “Closing”). The Closing occurred on March 31, 2025. From and after the Closing, the Buyer owns the Underlying Properties (burdened by the Trust’s Net Profits Interest and subject to the Conveyance), Ustx, LLC owns the Boaz Trust Units, and the Buyer has become the operator of the Underlying Properties.

Item 13. Certain Relationships and Related Transactions and Director Independence

Trustee Administrative Fee. In 2025, the Trust paid the Trustee $215,081 in administrative fees. In 2025, the Trustee fee will be approximately $217,232. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $180,000 to the Trustee, subject to annual escalation as described in Note 7 to the financial statements included in Part II, Item 8 of this Annual Report.

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

The following table presents fees for professional audit services rendered by Weaver and Tidwell, L.L.P. for the audit of the Trust’s financial statements for 2025, 2024, and 2023 and fees billed for other services rendered by Weaver and Tidwell, L.L.P.

	2025	2024	2023
Audit fees(1)	$141,962	$140,356	$124,008
Audit-related fees	—	—	—
Tax fees	—	—	—
All other fees	—	—	—
Total fees	$141,962	$140,356	$124,008

(1)
Fees for audit services in 2025, 2024, and 2023 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

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

PERMROCK ROYALTY TRUST

By:	Argent Trust Company, as Trustee

By:	Nancy Willis

Nancy Willis
Director of Royalty Trust Services
Date: March 27, 2026

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