Form 10-Q
period 2026-03-31
PermRock Royalty Trust
filed 2026-05-14
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2026, 12,165,732 trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

The condensed financial statements included herein are presented without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, and Argent Trust Company, as Trustee (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed interim financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s 2025 Annual Report on Form 10-K (“2025 Annual Report”). In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and Trust corpus of PermRock Royalty Trust at March 31, 2026 and December 31, 2025, and the distributable income and changes in Trust corpus for the three month periods ended March 31, 2026, and March 31, 2025, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2026 (unaudited)	December 31, 2025
ASSETS
Cash and short-term investments	$1,036,446	$1,199,573
Net Profits Interest (1)	26,272,950	26,595,875
TOTAL ASSETS	$27,309,396	$27,795,448
LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$36,446	$199,573
Cash reserves (2)	1,000,000	1,000,000
Trust corpus	26,272,950	26,595,875
TOTAL LIABILITIES AND TRUST CORPUS	$27,309,396	$27,795,448

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

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Net profits income	$647,433	$1,710,763
Interest income	9,536	12,540
Total revenue	656,969	1,723,303
Expenditures – general and administrative	(252,901)	(257,108)
Cash reserves (1)	—	—
Distributable income	$404,068	$1,466,195
Distributable income per unit (2)	$0.033212	$0.120517

(1)
The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.
(2)
Based on 12,165,732 Trust units issued and outstanding as of May 14, 2026.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Trust corpus, beginning of period	$26,595,875	$72,379,939
Amortization of Net Profits Interest	(322,925)	(1,092,984)
Distributable income	404,068	1,466,195
Distributions declared	(404,068)	(1,466,195)
Trust corpus, end of period	$26,272,950	$71,286,955

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

In May 2018, Boaz Energy completed an initial public offering of 6,250,000 of the 12,165,732 total Trust units outstanding, retaining ownership of 5,915,732 Trust units. As of March 31, 2025, Boaz Energy transferred 4,884,861 Trust units to Ustx LLC, a wholly-owned subsidiary of T2S. As of May 14, 2026, Ustx, LLC owned 4,884,861 Trust units of the 12,165,732 Trust units issued and outstanding.

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
•
Significantly, in 2025, the Trustee determined that an impairment in the amount of $39.9 million occurred for the year ended December 31, 2025, after reviewing the undiscounted and discounted reserves cash flow that had been revised to reflect future crude oil and natural gas commodity prices published by third-party industry experts (adjusted for base differentials) and a risk-adjusted discount rate. The Net Profits Interest was written down to its fair value of $26.6 million and the impairment was charged directly to the Trust corpus, which did not affect distributable income. Impairments recorded for book purposes will not result in a loss for tax purposes for the unitholders until the loss is recognized.

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

b.
Interim Financial Statements.

The accompanying unaudited financial statements have been prepared by the Trust in accordance with the accounting policies stated in the audited financial statements and notes of the Trust thereto included in the Trust’s 2025 Annual Report and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements.

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

4.
Cash Reserves

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee began retaining cash from the distributions the Trust receives to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. The Trustee is authorized to retain cash reserves (i) in an amount not to exceed $1,000,000 at any one time and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 per month or more than $100,000 per month. Cash reserves held by the Trustee for administrative expenses totaled $1,000,000 as of March 31, 2026.

T2S is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and development or operating expenses. As of December 31, 2025, the balance of funds held by T2S to cover certain future capital expenses was $74,933 net to the Trust. In March 2026, a scrivener's error by the operator caused an additional $10,000 net to the Trust to be distributed to the Trust, which was reversed from the April 2026 net profits income paid to the Trust, resulting in a corresponding reduction in funds payable to the Trust in April 2026. As of March 31, 2026, there were no funds held by T2S to cover future capital expenses.

5.
Distributions to Unitholders

The Trust makes monthly cash distributions of the net amount, if any, of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and cash reserves to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended March 31, 2026, were as follows:

Record Date	Payment Date	Distribution per Unit
January 30, 2026	February 13, 2026	$0.019386
February 27, 2026	March 13, 2026	0.010831
March 20, 2026	April 14, 2026	0.002995
		$0.033212

6.
Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee and the Delaware Trustee. The Delaware Trustee’s annual fee is $4,000. For 2026, the Trustee’s annual administrative fee is $209,152, which is divided into twelve equal monthly payments throughout the year. The Trustee’s annual administrative fee increased at a rate of 3% per year for the first three years of the Trust’s existence, and increased at a rate of 2% in 2022 and 2023. The Trustee’s annual administrative fee increased at a rate of 1% in 2026, and will continue to increase at a rate of 1% per year until the 20th anniversary of the Trust’s formation and then will remain flat thereafter. These costs of the Trust, which are included in administration expenses, are deducted by the Trust before distributions are made to Trust unitholders.

Agreements with T2S as successor-in-interest to Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. The Trust filed a Registration Statement on Form S-3 on April 28, 2022 (the “Registration Statement”) seeking the registration of 5,801,675 Trust units held by Boaz Energy. The SEC confirmed the effectiveness of the Registration Statement on May 9, 2022. On March 31, 2025, Ustx, LLC, a Delaware limited liability company and a wholly-owned subsidiary of T2S, acquired from Boaz Energy 4,884,861 Trust units representing beneficial interests in the Trust. As of May 14, 2026, Ustx, LLC, owned 4,884,861 Trust units of the 12,165,732 Trust units issued and outstanding.

7.
Development Costs

T2S has an estimated workover budget for 2026 for the Underlying Properties of approximately $0.7 million. This budget includes workovers on twenty-two (22) wells that are shut-in and includes one (1) plugging and abandonment operation. These workovers and plugging and abandonment operations are expected to be completed during the second and third quarters of 2026. T2S reports that approximately $5,000 of the $0.7 million dollars budgeted have been spent as of March 31, 2026. T2S has advised the Trust that the expenditures on development are subject to change based on, among other things, changes in the price of oil and natural gas, actual capital requirements, the pace of regulatory approvals and the mix of projects, if any occur.

8.
Settlements and Litigation

None.

9.
Subsequent Events

On April 20, 2026, the Trust declared a cash distribution of $0.000473 per Trust unit based upon production during the month of February 2026.

Production Month	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
February	13,416	18,797	$60.96	$1.70

ITEM 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the Trust’s unaudited condensed financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the Trust’s audited financial statements and the accompanying notes included in the Trust’s 2025 Annual Report.

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
•
the cost of inflation; and
•
the risk factors discussed in Part I, Item 1A of the Trust’s 2025 Annual Report.

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

Outlook

T2S has an estimated workover budget for 2026 for the Underlying Properties of approximately $0.7 million. This budget includes workovers on twenty-two (22) wells that are shut-in and includes one (1) plugging and abandonment operation. These workovers and plugging and abandonment operations are expected to be completed during the second and third quarters of 2026. T2S reports that approximately $5,000 of the $0.7 million dollars budgeted have been spent as of March 31, 2026. T2S has advised the Trust that the expenditures on development are subject to change based on, among other things, changes in the price of oil and natural gas, actual capital requirements, the pace of regulatory approvals and the mix of projects, if any occur.

RESULTS OF OPERATIONS

Distributable Income

Three Months Ended March 31, 2026

For the three months ended March 31, 2026, net profits income received by the Trust was $647,433 compared to $1,710,763 for the same period of the prior year. This decrease in net profits income was primarily due to a decrease in oil and gas sales volumes and sales price. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $9,536 and general and administrative expenditures of $252,901, distributable income for the three months ended March 31, 2026, was $404,068, or $0.033212 per Trust unit.

Interest income for the quarter ended March 31, 2026, decreased $3,004 as compared to the same period in the prior year, primarily due to lower interest rates. General and administrative expenditures decreased by $4,207 for the three months ended March 31, 2026, as compared to the prior year, primarily due to the timing of payments.

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee is authorized to retain cash reserves for administrative expenses. The Trustee did not retain any cash reserves during the three months ended March 31, 2026, or March 31, 2025. Total cash reserves were $1,000,000 as of March 31, 2026, and March 31, 2025.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended March 31, 2026, were as follows:

Record Date	Payment Date	Distribution per Unit
January 30, 2026	February 13, 2026	$0.019386
February 27, 2026	March 13, 2026	0.010831
March 31, 2026	April 14, 2026	0.002995
		$0.033212

Computation of Income from the Net Profits Interest Received by the Trust

The Net Profits Interest entitles the Trust to receive 80% of the net profits attributable to T2S’s interest from the sale of oil and natural gas production from the Underlying Properties. The Trust’s income from the Net Profits Interest consists of monthly net profits attributable to income from the Underlying Properties. Because of the interval between the time of production and receipt of net profits income by the Trust, the Trust recognizes production during the month in which the related net profits income is paid to the Trust. Net profits income for the three months ended March 31, 2026, was based on production during the months of November 2025 through January 2026.

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Underlying Properties sales volumes(1):
Oil (Bbl)	44,572	69,630
Natural gas (Mcf)(2)	61,849	79,162
Total sales (Boe)	54,880	82,823
Average realized sales price:
Oil (per Bbl)	$57.17	$69.36
Natural gas (per Mcf)	$1.50	$3.19
Calculation of net profits:
Gross profits:
Oil sales	$2,548,395	$4,829,654
Natural gas sales	92,884	252,156
Other revenue	—	35,519
Total gross profits	$2,641,279	$5,117,329
Costs:
Direct operating expenses:	$69,511	$465,937
Lease operating expenses	1,155,533	1,916,560
Severance and ad valorem taxes	196,792	316,135
Development expenses	4,987	134,963
Other expenses	511,331	465,280
Total costs	$(1,938,154)	$(3,298,875)
Net profits	$703,125	$1,818,454
Percentage allocable to Net Profits Interest	80%	80%
Net profits income (before capital reserve)	$562,500	$1,454,763
Capital reserve activity (3)	84,933	256,000
Net profits income received by the Trust	$647,433	$1,710,763

(1)
Quarterly sales volumes are typically reported for a three-month period, and therefore sales volumes for the three months ended March 31, 2026, reflect production volumes for November 2025 through January 2026.
(2)
Sales volumes for natural gas include NGLs.
(3)
The operator of the Underlying Properties is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and expenses. Capital reserve activity for the quarter ended March 31, 2026, included the application of $74,933 net to the Trust of funds previously reserved by Boaz Energy and T2S to cover future capital expenses, as well as T2S's application of an additional $10,000 net to the Trust in erroneously applied funds as a result of a scrivener's error. As of March 31, 2026, there were no amounts held by T2S to cover future capital obligations. Further, the $10,000 scrivener's error was reversed in April 2026 resulting in a corresponding reduction in funds payable to the Trust as net profits income in April 2026.

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

Sales Volumes

Oil

Oil sales volumes decreased by 25,058 Bbls (36.0%) for the three months ended March 31, 2026, as compared to the same period in 2025. During the period, production and sales volumes were significantly impacted by severe winter weather in Texas in January and

February 2026, as prolonged below-freezing temperatures in key producing regions led to shut-ins and disrupted field operations. T2S reports that several of the Company’s wells experienced freeze-offs, power disruptions and access issues, requiring wells to remain shut in for several days before production could be restored. While most affected wells were returned to production by the end of the quarter, some remained offline at March 31, 2026 and are expected to be brought back online during the second quarter of 2026. T2S reports that the decline in oil sales volumes was primarily attributable to these temporary weather-related shut-ins, with normal natural decline of the producing properties also contributing to lower volumes.

Natural Gas

Natural gas sales volumes decreased by 17,313 Mcf (21.9%) for the three months ended March 31, 2026, as compared to the same period in 2025. Natural gas volumes were also adversely affected by the January and February 2026 winter storm in Texas, which caused freeze-offs and shut-ins at certain gas-producing wells and related infrastructure and temporarily disrupted power and field access in some areas. T2S reports that these conditions reduced the Company’s ability to deliver natural gas to purchasers for several days, and a limited number of wells remained offline at March 31, 2026, with restoration expected during the second quarter of 2026. As with oil, T2S reports that these temporary weather-related shut-ins were the primary driver of the decrease in natural gas sales volumes, together with the normal natural decline of the producing properties.

Sales Prices

Oil

The average realized oil price per Bbl decreased for the three months ended March 31, 2026, as compared to the same period in 2025. T2S reports this decrease was primarily due to a decrease in the WTI benchmark oil price during the period. In addition, severe winter weather in Texas during January and February 2026 temporarily disrupted production, transportation and certain downstream operations, which adversely affected regional pricing differentials on a portion of the Company’s oil sales.

Natural Gas

The average realized natural gas price per Mcf decreased for the three months ended March 31, 2026, as compared to the same period in 2025. T2S reports this decrease was primarily due to a negative pricing differential at the Waha Hub in the Permian Basin, where natural gas from the Underlying Properties is sold, as distinguished from Henry Hub pricing. The Waha Hub pricing weakness was primarily driven by decreased pipeline takeaway capacity for natural gas that resulted from periods of pipeline maintenance and weather-related shut-ins, as well as oil-directed drilling activity that exceeded available pipeline takeaway capacity. In early 2026, some operators were required to pay to transport natural gas out of the Permian Basin.

Costs

Direct Operating Expenses

Direct operating expenses decreased for the three months ended March 31, 2026, as compared to the prior year period primarily because of fewer projects to return wells to production.

Lease Operating Expenses

Lease operating expenses decreased for the three months ended March 31, 2026, as compared to the prior year period. T2S reports this decrease is primarily due to lower workover activity, reduced third-party service costs, and the deferral of certain non-essential maintenance projects.

Severance and Ad Valorem Taxes

Severance and ad valorem taxes decreased for the three months ended March 31, 2026, as compared to the prior year period primarily because of lower revenues and valuations of properties resulting from decreased oil prices.

Development Expenses Related to the Underlying Properties

Development expenses related to the Underlying Properties decreased for the three months ended March 31, 2026, as compared to the prior year period as a result of fewer capital projects.

Other Expenses

Other expenses increased for the three months ended March 31, 2026, as compared to the prior year periods primarily due to adjustments to overhead.

Capital Reserve

As of March 31, 2026, there were no funds held by T2S to cover capital expenses.

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

As authorized under the Trust Agreement, the Trustee is authorized to retain cash from the distributions the Trust receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 or more than $100,000 per month. Cash reserves previously retained and currently held by the Trustee for future administrative expenses total $1,000,000 as of March 31, 2026.

T2S's Capital Expenditure Budget

T2S has an estimated workover budget for 2026 for the Underlying Properties of approximately $0.7 million. This budget includes workovers on twenty-two (22) wells that are shut-in and includes one (1) plugging and abandonment operation. These workovers and plugging and abandonment operations are expected to be completed during the second and third quarters of 2026 T2S reports that approximately $5,000 of the $0.7 million dollars budgeted have been spent as of March 31, 2026. T2S has advised the Trust that the expenditures on development are subject to change based on, among other things, changes in the price of oil and natural gas, actual capital requirements, the pace of regulatory approvals and the mix of projects, if any occur.

Distributions Declared After Quarter End

On April 20, 2026, the Trust declared a cash distribution of $0.000473 per Trust unit based upon production during the month of February 2026.

Production Month	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
February	13,416	18,797	$60.96	$1.70

Off-Balance Sheet Arrangements

As of March 31, 2026, the Trust had no off-balance sheet arrangements.

New Accounting Pronouncements

As the Trust’s financial statements are prepared on the modified cash basis, most accounting pronouncements are not applicable to the Trust’s financial statements. No new accounting pronouncements have been adopted or issued that would impact the financial statements of the Trust.

Critical Accounting Policies and Estimates

Refer to Note 2 to the unaudited condensed financial statements contained in this Quarterly Report and the Trust’s 2025 Annual Report on Form 10-K, including the audited financial statements of the Trust and notes thereto included therein, for a description of the Trust’s accounting policies and use of estimates.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Trust is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 4. Controls and Procedures

The Trustee conducted an evaluation of the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of March 31, 2026, that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by T2S.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Date: May 14, 2026

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