Form 10-Q
period 2026-06-30
PermRock Royalty Trust
filed 2026-08-14
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2026, 12,165,732 trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

The condensed financial statements included herein are presented without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, and Argent Trust Company, as Trustee (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed interim financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s 2025 Annual Report on Form 10-K (“2025 Annual Report”). In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and Trust corpus of PermRock Royalty Trust at June 30, 2026, and the distributable income and changes in Trust corpus for the three and six month periods ended June 30, 2026, and June 30, 2025, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2026 (unaudited)	December 31, 2025
ASSETS
Cash and short-term investments	$1,370,880	$1,199,573
Net Profits Interest (1)	26,050,564	26,595,875
TOTAL ASSETS	$27,421,444	$27,795,448
LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$370,880	$199,573
Cash reserves (2)	1,000,000	1,000,000
Trust corpus	26,050,564	26,595,875
TOTAL LIABILITIES AND TRUST CORPUS	$27,421,444	$27,795,448

(1)
See Note 2 to condensed financial statements for further discussion of the Net Profits Interest.
(2)
The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net profits income	$697,904	$1,545,465	$1,345,337	$3,256,228
Interest income	8,768	12,137	18,303	24,677
Total revenue	706,672	1,557,602	1,363,640	3,280,905
Expenditures – general and administrative	(297,622)	(357,084)	(550,523)	(614,192)
Cash reserves (1)	—	—	—	—
Distributable income	$409,050	$1,200,518	$813,117	$2,666,713
Distributable income per unit (2)	$0.033622	$0.098679	$0.066834	$0.219196

(1)
The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.
(2)
Based on 12,165,732 Trust units issued and outstanding as of August 14, 2026.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Trust corpus, beginning of period	$26,272,950	$71,286,955	$26,595,875	$72,379,939
Amortization of Net Profits Interest	(222,386)	(1,067,269)	(545,311)	(2,160,253)
Distributable income	409,050	1,200,518	813,117	2,666,713
Distributions declared	(409,050)	(1,200,518)	(813,117)	(2,666,713)
Trust corpus, end of period	$26,050,564	$70,219,686	$26,050,564	$70,219,686
Distributions declared per unit (12,165,732 Units outstanding)	$0.033622	$0.098679	$0.066834	$0.219196

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

In May 2018, Boaz Energy completed an initial public offering of 6,250,000 of the 12,165,732 total Trust units outstanding, retaining ownership of 5,915,732 Trust units. As of March 31, 2025, Boaz Energy transferred 4,884,861 Trust units to Ustx LLC, a wholly-owned subsidiary of T2S. As of August 14, 2026, Ustx LLC owned 4,884,861 Trust units of the 12,165,732 Trust units issued and outstanding.

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
•
Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3). When indicators of impairment are present and it is determined that the carrying value of the Trust’s Net Profits Interest in the subject interests exceeds the estimated undiscounted cash flows of the subject interest, fair value estimates utilized in the impairment assessment are generally determined based on inputs not observable in the market and thus represent Level 3 measurements.
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

4.
Cash Reserves

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee began retaining cash from the distributions the Trust receives to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. The Trustee is authorized to retain cash reserves (i) in an amount not to exceed $1,000,000 at any one time and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 per month or more than $100,000 per month. Cash reserves held by the Trustee for administrative expenses totaled $1,000,000 as of June 30, 2026.

T2S is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and development or operating expenses. As of December 31, 2025, the balance of funds held by T2S to cover certain future capital expenses was $74,933 net to the Trust. In March 2026, a scrivener's error by the operator caused an additional $10,000 net to the Trust to be distributed to the Trust, which was reversed from the April 2026 net profits income paid to the Trust, resulting in a corresponding reduction in funds payable to the Trust in April 2026. As of June 30, 2026, $150,000 in funds net to the Trust was held by T2S to cover future capital obligations.

5.
Distributions to Unitholders

The Trust makes monthly cash distributions of the net amount, if any, of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and cash reserves to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended June 30, 2026, were as follows:

Record Date	Payment Date	Distribution per Unit
April 30, 2026	May 14, 2026	$0.000473
May 29, 2026	June 12, 2026	0.002664
June 30, 2026	July 15, 2026	0.030485
		$0.033622

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

Agreements with T2S as successor-in-interest to Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. The Trust filed a Registration Statement on Form S-3 on April 28, 2022 (the “Registration Statement”) seeking the registration of 5,801,675 Trust units held by Boaz Energy. The SEC confirmed the effectiveness of the Registration Statement on May 9, 2022. On March 31, 2025, Ustx, LLC, a Delaware limited liability company and a wholly-owned subsidiary of T2S, acquired from Boaz Energy 4,884,861 Trust units representing beneficial interests in the Trust. As of May 14, 2026, Ustx LLC, owned 4,884,861 Trust units of the 12,165,732 Trust units issued and outstanding.

7.
Development Costs

T2S has an estimated workover budget for 2026 for the Underlying Properties of approximately $0.7 million. This budget includes workovers on twenty-two (22) wells that are shut-in and includes one (1) plugging and abandonment operation. These workovers and plugging and abandonment operations are expected to be completed during the second and third quarters of 2026. T2S reports that approximately $0.4 million of the approximately $0.7 million budget has been spent as of June 30, 2026. T2S has advised the Trust that the expenditures on development are subject to change based on, among other things, changes in the price of oil and natural gas, actual capital requirements, the pace of regulatory approvals and the mix of projects, if any occur.

8.
Settlements and Litigation

None.

9.
Subsequent Events

On July 21, 2026, the Trust declared a cash distribution of $274,696.04, or $0.022579 per Trust unit, to holders of record as of July 31, 2026, payable on August 14, 2026, based upon production during the month of May 2026.

Production Month	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
May	15,086	19,692	$104.89	$0.71

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

Outlook

T2S has an estimated workover budget for 2026 for the Underlying Properties of approximately $0.7 million. This budget includes workovers on twenty-two (22) wells that are shut-in and includes one (1) plugging and abandonment operation. These workovers and plugging and abandonment operations are expected to be completed during the second and third quarters of 2026. T2S reports that approximately $0.4 million of the approximately $0.7 million budget has been spent as of June 30, 2026. T2S has advised the Trust that the expenditures on development are subject to change based on, among other things, changes in the price of oil and natural gas, actual capital requirements, the pace of regulatory approvals and the mix of projects, if any occur.

RESULTS OF OPERATIONS

Distributable Income

Three Months Ended June 30, 2026

For the three months ended June 30, 2026, net profits income received by the Trust was $697,904 compared to $1,545,465 for the same period of the prior year. This decrease in net profits income was primarily due to decreases in oil and gas sales volumes and lower gas sales prices, partially offset by higher oil prices. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $8,768 and general and administrative expenditures of $297,622, distributable income for the three months ended June 30, 2026, was $409,050, or $0.033622 per Trust unit.

Interest income for the quarter ended June 30, 2026, decreased $3,369 as compared to the same period in the prior year, primarily due to lower interest rates. General and administrative expenditures decreased by $59,462 for the three months ended June 30, 2026, as compared to the prior year, primarily due to the timing of payments.

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee is authorized to retain cash reserves for administrative expenses. The Trustee did not retain any cash reserves during the three months ended June 30, 2026, or June 30, 2025. Total cash reserves were $1,000,000 as of June 30, 2026, and June 30, 2025.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended June 30, 2026, were as follows:

Record Date	Payment Date	Distribution per Unit
April 30, 2026	May 14, 2026	$0.000473
May 29, 2026	June 12, 2026	0.002664
June 30, 2026	July 15, 2026	0.030485
		$0.033622

Six Months Ended June 30, 2026

For the six months ended June 30, 2026, net profits income received by the Trust was $1,345,337 compared to $3,256,228 for the same period of the prior year. This decrease in net profits income was primarily due to decreases in oil and gas sales volumes and lower gas sales prices, partially offset by higher oil prices. See "Computation of Income from the Net Profits Interest Received by the Trust" below.

After considering interest income of $18,303 and general and administrative expenditures of $550,523, distributable income for the six months ended June 30, 2026, was $813,117, or $0.066834 per Trust unit. For the six months ended June 30, 2025 total distributable income was $2,666,713, or $0.219196 per Trust unit.

Interest income decreased for the six months ended June 30, 2026, as compared to the prior year, primarily due to lower interest rates. General and administrative expenditures decreased by $63,669 for the six months ended June 30, 2026, as compared to the prior year, primarily due to timing of payments.

Pursuant to the terms of the Trust Agreement, the Trustee was authorized to begin retaining cash reserves for administrative expenses in May of 2019. The Trustee did not retain any cash reserves during the six months ended June 30, 2026. Total cash reserves were $1,000,000 as of June 30, 2026 and June 30, 2025.

Computation of Income from the Net Profits Interest Received by the Trust

The Net Profits Interest entitles the Trust to receive 80% of the net profits attributable to T2S’s interest from the sale of oil and natural gas production from the Underlying Properties. The Trust’s income from the Net Profits Interest consists of monthly net profits attributable to income from the Underlying Properties. Because of the interval between the time of production and receipt of net profits income by the Trust, the Trust recognizes production during the month in which the related net profits income is paid to the Trust. Net profits income for the three months ended June 30, 2026, was based on production during the months of February 2026 through April 2026.

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Underlying Properties sales volumes(1):
Oil (Bbl)	46,379	64,816	90,951	134,445
Natural gas (Mcf)(2)	46,482	85,631	108,331	164,793
Total sales (Boe)	54,126	79,088	109,006	161,911
Average realized sales price:
Oil (per Bbl)	$81.09	$66.36	$69.37	$67.91
Natural gas (per Mcf)	$1.89	$3.24	$1.66	$3.21
Calculation of net profits:
Gross profits:
Oil sales	$3,761,006	$4,301,269	$6,309,401	$9,130,923
Natural gas sales	87,668	277,564	180,552	529,721
Other revenue	—	21,687	—	57,207
Total gross profits	$3,848,674	$4,600,520	$6,489,953	$9,717,851
Costs:
Direct operating expenses:	$494,694	$220,660	$564,205	$686,598
Lease operating expenses	1,464,170	1,348,400	2,619,703	3,264,960
Severance and ad valorem taxes	309,217	417,592	506,009	733,727
Development expenses	(3,119)	77,395	1,868	212,358
Other expenses	511,332	544,643	1,022,664	1,009,923
Total costs	$(2,776,294)	$(2,608,690)	$(4,714,449)	$(5,907,566)
Net profits	$1,072,380	$1,991,830	$1,775,504	$3,810,285
Percentage allocable to Net Profits Interest	80%	80%	80%	80%
Net profits income (before capital reserve)	$857,904	$1,593,464	$1,420,403	$3,048,228
Capital reserve activity (3)	(160,000)	(48,000)	(75,066)	208,000
Net profits income received by the Trust	$697,904	$1,545,464	$1,345,337	$3,256,228

(1)
Quarterly sales volumes are typically reported for a three-month period, and therefore sales volumes for the three months ended June 30, 2026, reflect production volumes for February 2026 through April 2026.
(2)
Sales volumes for natural gas include NGLs.
(3)
The operator of the Underlying Properties is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and expenses. Capital reserve activity for the quarter ended June 30, 2026, included the withholding of $150,000 net to the Trust of funds plus the recovery of $10,000 net to the Trust as a result of a scrivener's error in the first quarter of 2026. As of June 30, 2026, $150,000, net to the Trust, was held by T2S to cover future capital obligations.

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

Sales Volumes

Oil

Oil sales volumes decreased by 18,437 Bbls (28.4%) for the three months ended June 30, 2026, as compared to the same period in 2025. T2S reports that the decline in oil sales volumes was primarily attributable to the natural decline of the producing properties, in addition to the shut-in of certain wells during winter storms during January and February 2026, which wells were not returned to production until later in the second quarter of 2026 as part of the development plan. T2S reports that weather related shut-ins from the January and February 2026 winter storms in Texas had been substantially restored by June 30, 2026.

Natural Gas

Natural gas sales volumes decreased by 39,149 Mcf (45.7%) for the three months ended June 30, 2026, as compared to the same period in 2025. T2S reports that the decrease in natural gas sales volumes was primarily attributable to the natural decline of the producing properties and a decrease in deliveries during the current period. T2S reports that weather related shut-ins from the January and February 2026 winter storms in Texas had been substantially restored by June 30, 2026.

Sales Prices

Oil

The average realized oil price per Bbl increased for the three and six months ended June 30, 2026, as compared to the same period in 2025. T2S reports this increase was primarily due to an increase in the WTI benchmark oil price during the current period and improved regional pricing differentials, partially offset by the lingering effects of the January and February 2026 winter weather in Texas, which temporarily disrupted production, transportation and certain downstream operations.

Natural Gas

The average realized natural gas price per Mcf decreased for the three and six months ended June 30, 2026, as compared to the same period in 2025. T2S reports this decrease was primarily due to a negative pricing differential at the Waha Hub in the Permian Basin, where natural gas from the Underlying Properties is sold, as distinguished from Henry Hub pricing. The Waha Hub pricing weakness was primarily driven by decreased pipeline takeaway capacity for natural gas that resulted from periods of pipeline maintenance and weather-related shut-ins, as well as oil-directed drilling activity that exceeded available pipeline takeaway capacity. In early 2026, some operators were required to pay to transport natural gas out of the Permian Basin.

Costs

Direct Operating Expenses

Direct operating expenses increased for the three months ended June 30, 2026, as compared to the prior year period. T2S reports this increase was primarily because of higher workover activity on the Underlying Properties during the current period. Direct operating expenses decreased for the six months ended June 30, 2026, as compared to the prior year period. T2S reports this decrease was primarily due to fewer projects to return wells to production.

Lease Operating Expenses

Lease operating expenses increased for the three months ended June 30, 2026, as compared to the same quarter in 2025. T2S reports this increase was primarily due to increased routine lease operating and third-party service activity on the Underlying Properties during the current period. Lease operating expenses decreased for the six months ended June 30, 2026, as compared to the same prior year period. T2S reports this decrease is primarily due to lower workover activity, reduced third-party service costs, and the deferral of certain non-essential maintenance projects.

Severance and Ad Valorem Taxes

Severance and ad valorem taxes decreased for the three and six months ended June 30, 2026, as compared to the prior year periods. T2S reports these decreases were primarily due to lower oil and natural gas sales volumes and lower property valuations, partially offset by higher realized oil prices during the current period.

Development Expenses Related to the Underlying Properties

Development expenses related to the Underlying Properties decreased for the three months ended June 30, 2026, as compared to the prior year period as a result of fewer capital projects.

Other Expenses

Other expenses decreased for the three months ended June 30, 2026, as compared to the same quarter in 2025. T2S reports this decrease was primarily because of lower overhead allocations during the current period. Other expenses increased for the six months ended June 30, 2026, as compared to the same prior year period. T2S reports this increase was due to adjustments to overhead.

Capital Reserve

As of June 30, 2026, $150,000 net to the Trust was held by T2S to cover future ad valorem taxes and workovers budgeted for the third quarter of 2026.

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

As authorized under the Trust Agreement, the Trustee is authorized to retain cash from the distributions the Trust receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 or more than $100,000 per month. Cash reserves previously retained and currently held by the Trustee for future administrative expenses total $1,000,000 as of June 30, 2026.

T2S's Capital Expenditure Budget

T2S has an estimated workover budget for 2026 for the Underlying Properties of approximately $0.7 million. This budget includes workovers on twenty-two (22) wells that are shut-in and includes one (1) plugging and abandonment operation. These workovers and plugging and abandonment operations are expected to be completed during the second and third quarters of 2026. T2S reports that approximately $0.4 million of the approximately $0.7 million budget has been spent as of June 30, 2026. T2S has advised the Trust that the expenditures on development are subject to change based on, among other things, changes in the price of oil and natural gas, actual capital requirements, the pace of regulatory approvals and the mix of projects, if any occur.

Distributions Declared After Quarter End

On July 21, 2026, the Trust declared a cash distribution of $274,696.04, or $0.022579 per Trust unit, to holders of record as of July 31, 2026, payable on August 14, 2026, based upon production during the month of May 2026.

Production Month	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
May	15,086	19,692	$104.89	$0.71

Off-Balance Sheet Arrangements

As of June 30, 2026, the Trust had no off-balance sheet arrangements.

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

ITEM 4. Controls and Procedures

The Trustee conducted an evaluation of the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of June 30, 2026, that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by T2S.

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

There were no changes in the Trust's internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning the internal control over financial reporting of T2S.

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

3.3

Amendment No. 1 to the Amended and Restated Trust Agreement of PermRock Royalty Trust, dated May 4, 2022 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (SEC File No. 001-38472) filed on May 6, 2022).

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

Date: August 14, 2026

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