Form 10-Q
period 2026-09-30
PermRock Royalty Trust
filed 2026-11-13
CIK 1724009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2026, 12,165,732 trust units representing beneficial interests in PermRock Royalty Trust were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

The condensed financial statements included herein are presented without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, and Argent Trust Company, as Trustee (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed interim financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s 2025 Annual Report on Form 10-K (“2025 Annual Report”). In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and Trust corpus of PermRock Royalty Trust at September 30, 2026, and the distributable income and changes in Trust corpus for the three and nine month periods ended September 30, 2026, and September 30, 2025, have been included. Distributable income for such interim periods is not necessarily indicative of distributable income for the full year.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2026 (unaudited)	December 31, 2025
ASSETS
Cash and short-term investments	$1,238,742	$1,199,573
Net Profits Interest (1)	25,762,218	26,595,875
TOTAL ASSETS	$27,000,960	$27,795,448
LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$238,742	$199,573
Cash reserves (2)	1,000,000	1,000,000
Trust corpus	25,762,218	26,595,875
TOTAL LIABILITIES AND TRUST CORPUS	$27,000,960	$27,795,448

(1)
See Note 2 to condensed financial statements for further discussion of the Net Profits Interest.
(2)
The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net profits income	$909,679	$1,246,690	$2,255,016	$4,502,918
Interest income	9,943	12,105	28,246	36,782
Total revenue	919,622	1,258,795	2,283,262	4,539,700
Expenditures – general and administrative	(141,182)	(147,219)	(691,705)	(761,411)
Cash reserves (1)	—	—	—	—
Distributable income	$778,440	$1,111,576	$1,591,557	$3,778,289
Distributable income per unit (2)	$0.063985	$0.091367	$0.130819	$0.310563

(1)
The Trustee is authorized to retain cash from distributions received by the Trust in an amount not to exceed $1.0 million to be used in the event that cash on hand is not sufficient to pay ordinary course administrative expenses and to provide for future liabilities of the Trust.
(2)
Based on 12,165,732 Trust units issued and outstanding as of November 13, 2026.

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMROCK ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Trust corpus, beginning of period	$26,050,564	$70,219,686	$26,595,875	$72,379,939
Amortization of Net Profits Interest	(288,346)	(926,436)	(833,657)	(3,086,689)
Distributable income	778,440	1,111,576	1,591,557	3,778,289
Distributions declared	(778,440)	(1,111,576)	(1,591,557)	(3,778,289)
Trust corpus, end of period	$25,762,218	$69,293,250	$25,762,218	$69,293,250
Distributions declared per unit (12,165,732 Units outstanding)	$0.063985	$0.091367	$0.130819	$0.310563

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

In May 2018, Boaz Energy completed an initial public offering of 6,250,000 of the 12,165,732 total Trust units outstanding, retaining ownership of 5,915,732 Trust units. As of March 31, 2025, Boaz Energy transferred 4,884,861 Trust units to Ustx LLC, a wholly-owned subsidiary of T2S. As of November 13, 2026, Ustx LLC owned 4,884,861 Trust units of the 12,165,732 Trust units issued and outstanding.

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

4.
Cash Reserves

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee began retaining cash from the distributions the Trust receives to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due. The Trustee is authorized to retain cash reserves (i) in an amount not to exceed $1,000,000 at any one time and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 per month or more than $100,000 per month. Cash reserves held by the Trustee for administrative expenses totaled $1,000,000 as of September 30, 2026.

T2S is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and development or operating expenses. As of December 31, 2025, the balance of funds held by T2S to cover certain future capital expenses was $74,933 net to the Trust. In March 2026, a scrivener's error by the operator caused an additional $10,000 net to the Trust to be distributed to the Trust, which was reversed from the April 2026 net profits income paid to the Trust, resulting in a corresponding reduction in funds payable to the Trust in April 2026. As of September 30, 2026, $585,000 in funds net to the Trust was held by T2S to cover future capital obligations.

5.
Distributions to Unitholders

The Trust makes monthly cash distributions of the net amount, if any, of its monthly cash receipts, after deduction of fees and expenses for the administration of the Trust and cash reserves to holders of its Trust units as of the applicable record date on or before the 10th business day after the record date.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended September 30, 2026, were as follows:

Record Date	Payment Date	Distribution per Unit
July 31, 2026	August 14, 2026	$0.022579
August 31, 2026	September 15, 2026	0.021782
September 30, 2026	October 15, 2026	0.019624
		$0.063985

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

Agreements with T2S as successor-in-interest to Boaz Energy. On May 4, 2018, the Trust entered into a registration rights agreement for the benefit of Boaz Energy and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by Boaz Energy and certain of its affiliates and permitted transferees upon request by Boaz Energy. The Trust filed a Registration Statement on Form S-3 on April 28, 2022 (the “Registration Statement”) seeking the registration of 5,801,675 Trust units held by Boaz Energy. The SEC confirmed the effectiveness of the Registration Statement on May 9, 2022. On March 31, 2025, Ustx, LLC, a Delaware limited liability company and a wholly-owned subsidiary of T2S, acquired from Boaz Energy 4,884,861 Trust units representing beneficial interests in the Trust. As of November 13, 2026, Ustx LLC owned 4,884,861 Trust units of the 12,165,732 Trust units issued and outstanding.

7.
Development Costs

T2S has an estimated workover budget for 2026 for the Underlying Properties of approximately $0.7 million. This budget includes workovers on twenty-two (22) wells that were shut-in and includes one (1) plugging and abandonment operation. These workovers and plugging and abandonment operations were completed during the second and third quarters of 2026. T2S reports that all of the approximately $0.7 million budget has been spent as of September 30, 2026. T2S has advised the Trust that the expenditures on development are subject to change based on, among other things, changes in the price of oil and natural gas, actual capital requirements, the pace of regulatory approvals and the mix of projects, if any occur.

8.
Settlements and Litigation

None.

9.
Subsequent Events

On October 20, 2026, the Trust declared a cash distribution of $197,140.34, or $0.016204 per Trust unit, to holders of record as of October 30, 2026, payable on November 16, 2026, based upon production during the month of August 2026.

Production Month	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
August	12,603	18,137	$79.75	$1.97

10. Net Profits Interest Overpayment and Recoupment Agreement

Subsequent to the end of the quarter, T2S advised the Trustee that seven wells located in the Welch Field in Terry County, Texas, which are not included in the Underlying Properties, had been included, in error by T2S, in the calculation of net profits for the production months of May 2025 through July 2026. In October 2026, the Trust accepted formal written notice from T2S regarding the overpayment under Section 4.7(a) of the Conveyance. The overpayment consisted of $367,765.32 in oil sales revenues, less $16,953.19 in associated production taxes, relating to 5,685.86 barrels of oil produced from the seven wells that were inadvertently attributed to the Trust's Net Profits Interest.

The Trustee, with the assistance of a third-party joint interest auditor, evaluated this overpayment and determined that the amount was immaterial, both quantitatively and qualitatively, to all prior interim and annual periods and the interim periods of 2026. Accordingly, in line with SEC Staff Accounting Bulletin Topic 1:M and the Trust's SEC-permitted modified cash basis of accounting, prior period financial statements have not been retroactively adjusted.

Pursuant to the overpayment provisions of Section 4.7(a) of the Conveyance, the Trust and T2S have agreed to a prospective recoupment totaling a net amount of $350,812.13, and T2S has formally waived all applicable interest charges. The recoupment will be reflected prospectively over a six (6) month period beginning with the November 2026 distribution calculation and ending with the April 2027 distribution calculation.

Each monthly Net Profits Interest calculation during the recoupment period will reflect a reduction of $61,294.22 in gross oil sales revenue, offset by a credit of $2,825.53 in oil production taxes, resulting in a net monthly cash reduction to the Trust of $58,468.69. Attributable oil production volumes reported to the Trust will also be reduced prospectively by 947.64 barrels of oil per month during this timeframe, with any minor rounding differences reflected in the April 2027 final installment. This prospective recoupment will reduce the Trust's net cash receipts and subsequent monthly cash distributions to unitholders through April 2027.

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

Outlook

T2S has an estimated workover budget for 2026 for the Underlying Properties of approximately $0.7 million. This budget includes workovers on twenty-two (22) wells that were shut-in and includes one (1) plugging and abandonment operation. These workovers and plugging and abandonment operations were completed during the second and third quarters of 2026. T2S reports that all of the approximately $0.7 million budget has been spent as of September 30, 2026. T2S reports that the majority of the workover activities were completed late in the third quarter, including mandatory regulatory workovers that do not impact production. T2S expects that production increases associated with the workover activities will be realized during the fourth quarter of 2026. T2S has advised the Trust that the expenditures on development are subject to change based on, among other things, changes in the price of oil and natural gas, actual capital requirements, the pace of regulatory approvals and the mix of projects, if any occur.

RESULTS OF OPERATIONS

Distributable Income

Three Months Ended September 30, 2026

For the three months ended September 30, 2026, net profits income received by the Trust was $909,679 compared to $1,246,690 for the same period of the prior year. This decrease in net profits income was primarily due to capital reserve withholdings of $435,000 net to the Trust during the current period, as compared to a net release of $93,242 of previously reserved funds during the same period of the prior year. Net profits income before capital reserve activity increased to $1,344,679 from $1,153,448 for the same period of the prior year, as higher realized oil prices more than offset lower realized natural gas prices, lower oil and natural gas sales volumes and higher costs. See “Computation of Income from the Net Profits Interest Received by the Trust” below.

After considering interest income of $9,943 and general and administrative expenditures of $141,182, distributable income for the three months ended September 30, 2026, was $778,440, or $0.063985 per Trust unit.

Interest income for the quarter ended September 30, 2026, decreased $2,162 as compared to the same period in the prior year, primarily due to lower interest rates. General and administrative expenditures decreased by $6,037 for the three months ended September 30, 2026, as compared to the prior year, primarily due to the timing of payments.

Pursuant to the Trust Agreement, as of May 31, 2019, the Trustee is authorized to retain cash reserves for administrative expenses. The Trustee did not retain any cash reserves during the three months ended September 30, 2026, or September 30, 2025. Total cash reserves were $1,000,000 as of September 30, 2026, and September 30, 2025.

Based on 12,165,732 Trust units outstanding at each date listed below, the per unit distributions during the quarter ended September 30, 2026, were as follows:

Record Date	Payment Date	Distribution per Unit
July 31, 2026	August 14, 2026	$0.022579
August 31, 2026	September 15, 2026	0.021782
September 30, 2026	October 15, 2026	0.019624
		$0.063985

Nine Months Ended September 30, 2026

For the nine months ended September 30, 2026, net profits income received by the Trust was $2,255,015 compared to $4,502,918 for the same period of the prior year. This decrease in net profits income was primarily due to decreases in oil and natural gas sales volumes, lower natural gas sales prices, and capital reserve withholdings of $510,067 net to the Trust during the current period, as compared to a net release of $301,241 during the same period of the prior year, partially offset by lower costs and higher oil prices in the second and third quarters of 2026. See "Computation of Income from the Net Profits Interest Received by the Trust" below.

After considering interest income of $28,246 and general and administrative expenditures of $691,705, distributable income for the nine months ended September 30, 2026, was $1,591,557, or $0.130819 per Trust unit. For the nine months ended September 30, 2025, total distributable income was $3,778,289, or $0.310563 per Trust unit.

Interest income decreased for the nine months ended September 30, 2026, as compared to the prior year, primarily due to lower interest rates. General and administrative expenditures decreased by $69,706 for the nine months ended September 30, 2026, as compared to the prior year, primarily due to timing of payments.

Pursuant to the terms of the Trust Agreement, the Trustee was authorized to begin retaining cash reserves for administrative expenses in May of 2019. The Trustee did not retain any cash reserves during the nine months ended September 30, 2026, or September 30, 2025. Total cash reserves were $1,000,000 as of September 30, 2026, and September 30, 2025.

Computation of Income from the Net Profits Interest Received by the Trust

The Net Profits Interest entitles the Trust to receive 80% of the net profits attributable to T2S’s interest from the sale of oil and natural gas production from the Underlying Properties. The Trust’s income from the Net Profits Interest consists of monthly net profits attributable to income from the Underlying Properties. Because of the interval between the time of production and receipt of net profits income by the Trust, the Trust recognizes production during the month in which the related net profits income is paid to the Trust. Net profits income for the three months ended September 30, 2026, was based on production during the months of May 2026 through July 2026.

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Underlying Properties sales volumes(1):
Oil (Bbl)	46,805	59,142	137,756	193,587
Natural gas (Mcf)(2)	59,259	89,599	167,590	254,392
Total sales (Boe)	56,682	74,075	165,688	235,986
Average realized sales price:
Oil (per Bbl)	$90.75	$63.58	$76.64	$66.59
Natural gas (per Mcf)	$0.84	$1.88	$1.37	$2.74
Calculation of net profits:
Gross profits:
Oil sales	$4,247,681	$3,760,286	$10,557,082	$12,891,209
Natural gas sales	49,537	168,048	230,089	697,769
Other revenue	105,471	—	105,471	57,207
Total gross profits	$4,402,689	$3,928,334	$10,892,642	$13,646,185
Costs:
Direct operating expenses:	$428,925	$227,809	$993,130	$914,406
Lease operating expenses	1,372,692	1,122,041	3,992,395	4,387,001
Severance and ad valorem taxes	199,493	389,475	705,502	1,123,201
Development expenses	124,834	266,552	126,702	478,910
Other expenses	595,896	480,648	1,618,560	1,490,571
Total costs	$(2,721,840)	$(2,486,525)	$(7,436,289)	$(8,394,089)
Net profits	$1,680,849	$1,441,809	$3,456,353	$5,252,096
Percentage allocable to Net Profits Interest	80%	80%	80%	80%
Net profits income (before capital reserve)	$1,344,679	$1,153,448	$2,765,083	$4,201,677
Capital reserve activity (3)	(435,000)	93,242	(510,067)	301,241
Net profits income received by the Trust	$909,679	$1,246,690	$2,255,016	$4,502,918

(1)
Quarterly sales volumes are typically reported for a three-month period, and therefore sales volumes for the three months ended September 30, 2026, reflect production volumes for May 2026 through July 2026.
(2)
Sales volumes for natural gas include NGLs.
(3)
The operator of the Underlying Properties is entitled under the Conveyance to reserve up to $3.0 million from the net profits for certain future taxes and expenses. Capital reserve activity for the quarter ended September 30, 2026, reflected the net withholding of $435,000 net to the Trust of funds. As of September 30, 2026, $585,000, net to the Trust was held by T2S to cover future capital obligations.

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

Sales Volumes

Oil

Oil sales volumes decreased by 12,337 Bbls (20.9%) for the three months ended September 30, 2026, as compared to the same period in 2025. T2S reports that the decline in oil sales volumes was primarily attributable to the natural decline of the producing properties, in addition to the shut-in of certain wells for an extended period of time while mandatory regulatory workover activity unrelated to production was completed.

Natural Gas

Natural gas sales volumes decreased by 30,340 Mcf (33.9%) for the three months ended September 30, 2026, as compared to the same period in 2025. T2S reports that the decrease in natural gas sales volumes was primarily attributable to the natural decline of the producing properties and a decrease in deliveries during the current period.

Sales Prices

Oil

The average realized oil price per Bbl increased for the three and nine months ended September 30, 2026, as compared to the same periods in 2025. T2S reports this increase was primarily due to an increase in the WTI benchmark oil price during the current period and improved regional pricing differentials, partially offset by the lingering effects of the January and February 2026 winter weather in Texas, which temporarily disrupted production, transportation and certain downstream operations.

Natural Gas

The average realized natural gas price per Mcf decreased for the three and nine months ended September 30, 2026, as compared to the same periods in 2025. T2S reports these decreases were primarily due to a negative pricing differential at the Waha Hub in the Permian Basin, where natural gas from the Underlying Properties is sold, as distinguished from Henry Hub pricing. The Waha Hub pricing weakness was primarily driven by decreased pipeline takeaway capacity for natural gas that resulted from periods of pipeline maintenance and weather-related shut-ins, as well as oil-directed drilling activity that exceeded available pipeline takeaway capacity. In early 2026, some operators were required to pay to transport natural gas out of the Permian Basin.

Costs

Direct Operating Expenses

Direct operating expenses increased for the three and nine months ended September 30, 2026, as compared to the prior year periods. T2S reports these increases were primarily because of higher workover activity and increased marketing costs on the Underlying Properties during the current periods.

Lease Operating Expenses

Lease operating expenses increased for the three months ended September 30, 2026, as compared to the same quarter in 2025. T2S reports this increase was primarily due to increased routine lease operating and third-party service activity on the Underlying Properties during the current period. Lease operating expenses decreased for the nine months ended September 30, 2026, as compared to the same prior year period. T2S reports this decrease was primarily due to reduced third-party service costs and the deferral of certain non-essential maintenance projects.

Severance and Ad Valorem Taxes

Severance and ad valorem taxes decreased for the three and nine months ended September 30, 2026, as compared to the prior year periods. T2S reports these decreases were primarily due to lower oil and natural gas sales volumes and lower property valuations, partially offset by higher realized oil prices during the current period.

Development Expenses Related to the Underlying Properties

Development expenses related to the Underlying Properties decreased for the three and nine months ended September 30, 2026, as compared to the prior year periods as a result of fewer capital projects.

Other Expenses

Other expenses increased for the three and nine months ended September 30, 2026, as compared to the prior year periods. T2S reports these increases were primarily due to adjustments to overhead.

Capital Reserve

As of September 30, 2026, $585,000 net to the Trust was held by T2S to cover future ad valorem taxes and workovers budgeted for the fourth quarter of 2026.

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

As authorized under the Trust Agreement, the Trustee is authorized to retain cash from the distributions the Trust receives (i) in an amount not to exceed $1.0 million at any one time to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses as they become due and (ii) in such amounts as the Trustee in its discretion deems appropriate to pay for future liabilities of the Trust, but not less than $25,000 or more than $100,000 per month. Cash reserves previously retained and currently held by the Trustee for future administrative expenses total $1,000,000 as of September 30, 2026.

T2S's Capital Expenditure Budget

T2S has an estimated workover budget for 2026 for the Underlying Properties of approximately $0.7 million. This budget includes workovers on twenty-two (22) wells that were shut-in and includes one (1) plugging and abandonment operation. These workovers and plugging and abandonment operations were completed during the second and third quarters of 2026. T2S reports that all of the approximately $0.7 million budget has been spent as of September 30, 2026. T2S has advised the Trust that the expenditures on development are subject to change based on, among other things, changes in the price of oil and natural gas, actual capital requirements, the pace of regulatory approvals and the mix of projects, if any occur.

Distributions Declared After Quarter End

On October 20, 2026, the Trust declared a cash distribution of $197,140.34, or $0.016204 per Trust unit, to holders of record as of October 30, 2026, payable on November 16, 2026, based upon production during the month of August 2026.

As described in Note 9 to the condensed financial statements, T2S has advised the Trustee that, beginning with the distribution declared in November 2026 and continuing through the distribution declared in April 2027, it will recoup an overpayment of $350,812 previously made to the Trust in six monthly installments, without interest, which will reduce distributions to Trust unitholders during such period.

Production Month	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Gas (Mcf)	Oil (per Bbl)	Gas (per Mcf)
August	12,603	18,137	$79.75	$1.97

Off-Balance Sheet Arrangements

As of September 30, 2026, the Trust had no off-balance sheet arrangements.

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

ITEM 4. Controls and Procedures

The Trustee conducted an evaluation of the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of September 30, 2026, that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by T2S.

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

There were no changes in the Trust's internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning the internal control over financial reporting of T2S.

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

Date: November 13, 2026

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